Form 10QSB
period 1999-06-30
BANYAN CORP /OR/
filed 1999-08-19
CIK 1086473

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  June  30,  1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from                to
                                            --------------    ------------------


                           Commission File No. 0-26065


                               BANYAN CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Colorado                             84-1346327
      -------------------------------             -------------------
      (State or other jurisdiction of               (IRS Employer
       Incorporation or Organization)             Identification No.)


          4740 Forge Rd., Bldg. 112, Colorado Springs, Colorado  80907
          ------------------------------------------------------------
                    (Address of Principal Executive offices)


                                 (719) 531-5535
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes                       No      X
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding  at August 18, 1999
           -----                                 ----------------------------

Common  Stock,  no  par  value                             10,031,101

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


                               BANYAN CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Unaudited  Consolidated  Balance  Sheets
                    at  June  30,  1999

                  Unaudited  Consolidated  Statement  of  Operations
                    for  the  three  months  ended
                    June  30,  1999  and  1998

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended  June  30,  1999  and  1998

                  Notes  to  Unaudited  Consolidated  Financial  Statements


Item  2.           Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION


Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                               BANYAN CORPORATION

                            COSOLIDATED BALANCE SHEET
                                   (unaudited)


                                     ASSETS


                                         June 30, 1999   March 31, 1999
                                         --------------  ---------------
Current assets:
  Cash                                   $       16,838  $        14,409
  Accounts receivable                            68,371           60,821
  Inventory                                      44,128           43,775
  Prepaid expenses                                7,261            4,914
                                         --------------  ---------------
                                                136,598          123,919
                                         --------------  ---------------

Furniture and fixtures:
  Office furniture and equipment                 11,921           11,921
  Equipment and tooling                           7,594            5,648
  Less accumulated depreciation                  16,485           16,295
                                         --------------  ---------------
                                                  3,030            1,274
                                         --------------  ---------------

Other assets:
  Development costs                              36,211           25,519
  Trademarks and licenses, net of
   Accumulated amortization of
   $55,690 and $52,759, respectively             29,365           32,296
  Investment in Anything Internet Corp.          33,430           35,287
  Note receivable                                75,000
  Other                                           4,700            4,700
                                         --------------  ---------------
                                                178,706           97,802
                                         --------------  ---------------

                                         $      318,334  $       222,995
                                         =============   ===============

                               BANYAN CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                             June 30, 1999    March 31, 1999
                                             -------------    --------------
Current liabilities:
  Accounts payable                          $       86,311   $        82,621
  Accrued salaries and related expenses             38,076            88,992
  Accrued interest                                 227,847           225,031
  Notes payable                                    105,234           105,234
                                             -------------    --------------
                                                   457,468           501,878
                                             -------------    --------------

Stockholders' equity:
  Preferred stock, Class A, no par value;
    500,000 shares authorized;
    187,190 issued and outstanding                 334,906           334,906
  Common stock, Class A, no par value;
    50,000,000 shares authorized;
    9,691,804 and 9,301,107 issued
    and outstanding, respectively                3,185,919         2,956,117
  Common stock subscribed (349,112 shares)         167,233           190,000
  Stock subscription receivable                   (167,233)         (190,000)
  Accumulated deficit                           (3,659,959)       (3,569,906)
                                             -------------    --------------
                                                  (139,134)         (278,883)
                                             -------------    --------------
                                            $      318,334   $       222,995
                                             =============    ==============

                                 BANYAN CORPORATION

                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (unaudited)


                                - Three Months Ending -     - Six Months Ending -
                                 June 30,      June 30,     June 30,      June 30,
                                   1999          1998         1999          1998
                              ------------  ------------  ------------  ------------
                                unaudited     unaudited     unaudited     unaudited
                              ------------  ------------  ------------  ------------
Sales                         $    33,304   $    41,869   $    64,341   $   100,355

Cost of sales                      11,487        26,763        24,930        78,172
                              ------------  ------------  ------------  ------------
Gross profit                       21,817        15,106        39,411        22,183

Selling, general and
administrative expenses           110,920        74,647       184,806       170,831

(Loss) from operations            (89,103)      (59,541)     (145,395)     (148,648)

Other income (expense):
  Interest expense                 (2,808)       (4,783)       (5,605)      (16,509)
  (Loss) on sale of assets              -             -             -          (236)
  Equity loss in
   Anything Internet Corp.              -             -        (9,895)            -

Income (loss) before
provisions for income taxes       (91,911)      (64,324)     (160,895)     (165,393)

Provision for income taxes              -             -             -             -
                              ------------  ------------  ------------  ------------
Net income (loss)                ($91,911)     ($64,324)    ($160,895)    ($165,393)
                              ============  ============  ============  ============
Earnings per share
(weighted)                         ($0.01)       ($0.01)       ($0.02)       ($0.03)
                              ============  ============  ============  ============
Weighted average number of
common shares outstanding       9,496,455     7,735,129     9,428,537     6,590,128

                               BANYAN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                 - Three Months Ending -
                               June 30, 1999  June 30, 1998
                                 -----------  -----------
                                  unaudited    unaudited
                                 -----------  -----------
Cash flows from operating
activities:
   Net operating deficit           ($91,911)    ($64,324)
   Adjustments to
    Reconcile net loss to
    net cash provided:
      Depreciation and
       Mortgage expense               6,835        3,231
      Accounts receivable            (7,550)      22,147
      Inventory and prepaid
       Expenses                      (2,700)      (9,025)
      Accounts payable
       and accrued                  (44,409)     (22,953)
       expenses                    --------     ---------
   Net cash used by
    Operations                     (139,735)     (70,924)
                                   --------     ---------
Cash flow from financing
 activities:
   Proceeds from issuance of
    Common stock                    229,802       16,000
   Purchase of fixed assets          (1,946)           -
   Sale of fixed assets                   -        2,000
   Sale of marketable security            -       16,329
   Increase in capitalized
     Development costs              (10,692)           -
   Increase in notes
    Receivable                      (75,000)      10,000
   Payments of notes payable              -        3,032
   Net cash provided by            --------     ---------
    Financing activities            142,164       47,361

Net increase (decrease)
 in cash                              2,429      (23,563)

Cash at beginning of the
 period                              14,409       29,385
                                   --------     ---------
Cash at end of the period        $   16,838   $    5,822
                                   ========    ==========

                               BANYAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Banyan Corporation ("Banyan", the "Company"), was incorporated in the State of Oregon on June 13, 1978. The Company manufactures and distributes hard carrying cases for portable notebook computers and data storage devices. The Company's principal markets consist of wholesale and retail sellers of computers and related devices throughout the United States.

Principles  of  consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts of Banyan Corporation and its wholly owned subsidiary, DoubleCase Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Use  of  estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income  tax
-----------

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Cash  and  cash  equivalents
----------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Net  income  (loss)  per  share
-------------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon conversion of the Company's preferred stock are not included in the computation if the effect of such inclusion would be anti-dilutive and would increase the earnings or decrease loss per share.

Inventory
---------

Inventory consists of raw materials and consigned finished goods. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property  and  equipment
------------------------

Property and equipment are recorded at cost and depreciated under accelerated methods over an estimated life of five to seven years.

Other  assets
-------------

Product licenses and trademarks are recorded at cost and amortized based on the straight line method over five to ten years.

Accounts  receivable
--------------------

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. As of June 30, 1999 the balance in allowance for doubtful accounts was $1,424.

Products  and  services,  geographic  areas,  and  major  customers
-------------------------------------------------------------------

All Company sales were derived from a similar product line and were to external customers. The Company sells to domestic, Canadian and European customers, and one customer accounted for over 10% of its sales. The Company's long term assets are all held domestically.

Revenue  recognition
--------------------

The  Company  recognizes  revenue  when  a  product  is  shipped  to a customer.

AICPA  Statement  of  Position  98-5
------------------------------------

Effective January 1, 1999 the Company has adopted the AICPA Statement of Position ("SOP") 98-5, which requires nongovernmental entities to expense startup costs as incurred. The adoption by the Company of SOP 98-5 is not expected to have a material impact on the Company's financial statements.

NOTE  2.  EQUITY  INVESTMENT

On August 22, 1998 Banyan Corporation purchased 1,000,000 common shares of Anything Internet Corporation, a marketer of wholesale and retail products over the Internet, in exchange for 200,000 common shares of Banyan. The purchase represented 35.7% of the outstanding common stock of Anything Internet Corporation, and was recorded by Banyan at cost of $86,629. Banyan's net equity in the investment was $49,485, resulting in a differential between cost and equity of $37,144. This difference is amortized over a five year period on a straight line basis, with accumulated amortization netted against the Company's investment balance. At December 31, 1998, Anything Internet Corporation had 200,000 common stock purchase warrants outstanding which, if exercised by the holders, would reduce Banyan's common stock ownership in Anything Internet Corporation to approximately 24%. As of December 31, 1998, Banyan owned 26% of the outstanding common stock of Anything Internet Corporation, and accounts for its investment under the equity method.

A pro forma statement of operations for the year ended December 31, 1998, showing Banyan Corporation and Anything Internet Corporation are include as part of these Notes to Consolidated Financial Statements. Financial Statements for the period ending June 30, 1999 are not included as this represents the end of Anything Internet Corporation's fiscal year and that company has not released their financial data at the time this report was prepared.

NOTE  3.  LEASE  COMMITMENT

Effective May 1, 1998, DoubleCase Corporation entered into a lease agreement for office and warehouse space; the lease agreement is for a period of twelve months and can be renewed for an additional twelve months at the then current monthly rental rate plus 3%. Lease expense incurred for the year ended December 31, 1998 and the six months ended June 30, 1999 was $33,017 and $6,696 respectively.

NOTE  4.  INCOME  TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 1998 the Company had approximately $3,000,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                         June 30,      December 31,
                                           1999            1998
                                       -------------  --------------
Deferred tax liability                 $          -   $           -

Deferred tax asset arising from:
    Net operating loss carryforwards      1,288,347       1,235,776
                                       -------------  --------------
                                          1,288,347       1,235,776

Valuation allowance                      (1,288,347)     (1,235,776)
                                       -------------  --------------
Net Deferred Taxes                     $          -   $           -

The income tax (benefit)consists of the following:

Current:
    Federal                            $          -   $           -
    State                                         -               -
                                       -------------  --------------

Deferred:                                  ($44,526)      ($169,388)
    Federal                                  (8,045)        (24,912)
    State                              -------------  --------------
                                           ($52,571)      ($194,311)

No difference exists between these amounts and amounts computed at federal and state statutory rates. The net change in 1998 in the total valuation allowance was $194,31 1 and $52,571 for the first six months of 1999.

NOTE  5.  NOTES  PAYABLE

At  June  30,  1999  the  Company  had  the following notes payable outstanding:

Related  party  notes  payable,
unsecured,  interest  from  6%  to  12%  per  annum,
maturing  April  1,  2000                                     $38,647

Related  party  note  payable,
secured  by  all  inventory,  furniture,  equipment,
and  accounts  receivable,  interest
at  10%  per  annum,  maturing  April  1,  2000               66,587

Total  notes  payable                                        105,234

Less  current  portion                                      (      -)

Long  term  notes  payable                                  $105,234

The schedule of maturities by fiscal year for all notes outstanding is as follows

Years ending December  31,

1999             $      -
2000              105,234
-------------------------
Total            $105,234

The fair value of the Company's long term notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At June 30, 1999, the fair value of the notes payable approximated the amount recorded in the financial statements.

NOTE  6.  STOCKHOLDERS'  EQUITY

Common  stock
-------------

The Company as of June 30, 1999 and December 31, 1998 had 50,000,000 shares of authorized
Class A common stock, no par value, with 9,691,804 and 9,292,699 shares issued and outstanding respectively.

Preferred  stock
----------------

The Company as of June 30, 1999 and December 31, 1998 had 500,000 shares of authorized Class A preferred stock, no par value, with 187,190 shares issued and outstanding at each date. The Company has the right at any time, to call any or all preferred Class A shares at a price of $2.75 per share. Each Class A preferred share is convertible by the record owner into one share of the Company's Class A common stock at any time prior to redemption upon notice to the Company.

Stock  options
--------------

In July and August, 1998, the Company granted stock options, exercisable immediately, to certain officers of Anything Internet Corporation and to a consulting company as compensation for services, to purchase common shares of Banyan Corporation as follows:


    Amount      Price/share   Expiration date

100,000 shares  $       0.50      August 31, 1999
100,000 shares  $       1.00      August 31, 1999
100,000 shares  $       2.00      August 31, 2000
 37,500 shares  $       0.40      August 1, 2001
100,000 shares  $       0.80      August 1, 2001
100,000 shares  $       1.20      August 1, 2001

The Company accounts for the fair value of its option grants in accordance with SFAS 123. The Company has set no specific limits on the amount of options it may issue for services, and the maximum term of any one of the options is three years. The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1998: no dividend yield, expected volatility of 215%, risk free rate of 5%, and an expected life of 2.26 years. The Company recorded $2,066 in compensation expense under these grants in 1998.

Incentive  stock  option  plan
------------------------------

As part of an overall executive compensation program, the Company has adopted a tax qualified incentive stock option plan. The plan which is set to expire September 18, 2005 unless extended by the directors, allows eligible employees to receive options to acquire Class A common stock of the Company at a price equivalent to 95% of the fair market value of the stock on the date the option is granted. Each option granted will become exercisable over a ten year period unless the optionee owns IO% or more of the stock of the Company, in which case the option is exercisable over a five year period. The ability to exercise the options vests at a rate of 20% per year. As of October 10, 1996, 105,345 shares of Class A common stock of the Company have been reserved for sale through the plan. Options to acquire 11,154 shares were outstanding (with 6,692 being exercisable) on June 30, 1999, at an exercise price of $0.05 per share. The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1995: no dividend yield, expected volatility of 263%, risk free rate of 5%, and an expected life of 5 years. The Company recorded $1,256 in compensation expense under these grants in 1998. The plan provides that the number of shares issuable upon exercise as well as the exercise price will not be adjusted for any post offering split or any other change in the overall capitalization of the Company.

A summary of the status of the Company's stock options as of June 30, 1999, and changes during the year ending on that date is presented below:

                                         June 30, 1999
                                   --------------------------
                                               Weighted Avg.
          Options                    Shares   Exercise Price
          -------                  ---------  ---------------
Outstanding at beginning of period    11,154  $          0.05
Granted                              537,500  $          1.05
Exercised                                  -                -
Forfeited                                  -                -
                                     -------           ------
Outstanding at end of period         548,654  $          1.05

Options exercisable at period end    544,192

Weighted average fair value of
  Options granted during the
  Period                            $   0.95

The following table summarizes information about stock options outstanding at June 30, 1999.

                         Options Outstanding            Options Exercisable
                         -------------------            -------------------
              Weighted        Weighted
Range of       Number      Weighted Avg.      Avg.       Number       Avg.
Exercise     Outstanding     Remaining      Exercise   Exercisable  Exercise
Prices       at 6/30/99   Contractual Life    Price    at 6/30/99     Price
-----------  -----------  ----------------  ---------  -----------  --------
0.05-$2.00      548,654      19.54 months  $    1.05      544,192  $    1.04

On November 15, 1996, the Board of Directors approved a rights offering to stockholders of record on December 6, 1996. Each right allowed a shareholder to acquire two shares of common stock for $0.125 per share. The terms of the offering provided that the number of shares issuable upon exercise as well as the exercise price would not be adjusted for any post offering stock splits or any other change in the overall capitalization of the Company. The rights were offered for $0.01 per right. Of the 2,449,609 rights that were issued, 2,005,401 were exercised and exchanged for 4,010,802 new shares of Class A common stock, including 1,378,000 shares in 1997 and 2,632,802 shares in 1998.

NOTE  7.  CONTINGENCIES

An officer of the Company is currently under indictment in U.S. District Court, Southern District of New York for certain alleged securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time.


Item  2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation

Six  Months  Ending  June  30,  1999 Compared to Six Months Ending June 30, 1998

Net sales for the six months ending June 30 of $64,341 were down 35.9% from the same period in 1998. This reduction reflects the impact of reduced advertising expenditures in 1998 and during this period in 1999. Without a strong advertising presence in the market, the Company's sales decline rapidly because most sales are generated from new customers.

Gross margins improved to 61.4% reflecting the continuing results of efforts to minimize manufacturing expenses. Selling, general and administrative expenses increased 8.2% for the period reflecting the impact of increased marketing expenditures during the second quarter and increased accounting and legal expenses incurred to comply with certain governmental regulations. Interest expense for the six month period of $5,605 is about one third of the amount incurred during the same period in 1998. This reduction is the result of shareholders converting notes payable into common stock through a private placement offering in 1998.

Additionally, the first half of 1999 includes the Company's share of the loss of Anything Internet Corporation. During the same period in 1998 the Company had not acquired its minority interest and therefore no profit or loss was incurred. Because of the impact of the equity losses of Anything Internet Corporation, the Company's investment in this company has been written down to the unamortized portion of the differential between the cost and equity acquired in the purchase of Anything Internet Corporation stock.

Three-Months  Ending June 30, 1999 Compared to Three-Months Ending June 30, 1998

Sales for the second quarter of 1999 of $33,304 were down 20.4% from the same period in 1998. The reduction in sales was caused by the continuing effects of reduced advertising expenditures and the resulting impact on new orders received. The net loss for the second quarter was $91,911, an increase of $27,587 over the loss for the same period in 1998.

Gross margin for the three month period was 65.5% , a significant improvement of the same period in 1998 as the Company's efforts to reduce costs continue to be realized. These improvements are not expected to continue as the Company has realized the full benefits of its efforts.

Sales, general and administrative costs for the three month period in 1999 were $110,920, and increase of $36,273 over the same period last year. This increase in expenses reflect the impact of increased legal and accounting expenditures to comply with certain government regulations and increased marketing expenses designed to improve sales in late 1999 and the year 2000.

Liquidity  and  Capital  Resources

Despite the increased losses in the second quarter, 1999, Company was able to improve its overall liquidity through sales of common stock and receipts of monies due on common stock subscription agreements. During the second quarter working capital was increased by $60,089. At the end of June 1999, the Company's cash and marketable securities were $16,838. During the first half of 1999 accounts receivable have increased 44.0% to $68,371 reflecting the change in customer base from individual buyers to wholesale distributors. Distributors generally require at least 90 days for payments while individuals purchase with credit cards. During this period the Company also loaned $75,000 to Anything Internet Corporation and accrued salaries and related costs were reduced by $47,477 to $38,076 as the Company paid some of the salary deferred in the mid-1990's to one of its employees.

During the three months ending June 30, 1999 the Company received $229,802 from the sales of common stock and common stock subscriptions. For the six month period ending June 30, 1999, these proceeds amounted to $279,802.

The Company anticipates making significant investments in the future to support its overall growth and to substantially increase its product offerings. At the current time the Company intends to fund this growth from the sale of Anything Internet Corporation stock.

Year  2000  Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company utilizes third-party equipment and software that it believes is Year 2000 compliant, which include Year 2000 compliant BIOS technology, operating systems and mission critical software. The Company has conducted an audit of its third-party suppliers and distributors, namely Ingram Micro, as to the Year 2000 compliance of their systems and is satisfied their critical systems are Year 2000 compliant. The Company does not believe it will incur significant costs in order to comply with Year 2000 requirements. However, failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems. The Company anticipates in a worst case scenario it would replace its entire computer network at an estimated cost of less than $15,000.


                           PART II - OTHER INFORMATION

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     In the second quarter the Company received $104,803 as payment for common stock subscribed, but unpaid for, at the end of the quarter ending March 31, 1999. The price of the shares was adjusted for the reduced market value of the stock in accordance with the purchase and sale agreements. In addition, the

Company sold 187,942 shares of its Class A common stock for $125,000 to a non-affiliate. The Company also has issued 187,942 shares of its Class A common stock under a subscription agreement for $125,000 to a non-affiliate. The selling price amount will be adjusted for changes in the market value of the stock in 60 days from the date of the agreement. All shares issued during the quarter ending June 30, 1999, were offered without registration under the Securities Act of 1933, as amended, and were offered in reliance upon the exemptions from registration provided by Rule 504 of Regulation D thereunder as a transaction not involving a public offering and an accredited investor.

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

27.1    Financial  Data  Schedule

(B)     Reports  on  Form  8-K
        ----------------------

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Banyan  Corporation
                                          (Registrant)



Dated:  August  18,  1999                 By:  /s/  Cameron  B.  Yost
                                          ---------------------------
                                          Cameron  B.  Yost
                                          President  and  CEO