Form 10QSB/A
period 1999-06-30
BANYAN CORP /OR/
filed 1999-10-27
CIK 1086473

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


Item  2.           Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION


Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements


                               BANYAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                     for the six months ended June 30, 1999

                                             as of                       as of
                                         June 30, 1999              March 31, 1999
                                         -------------              --------------

ASSETS

 Current assets


  Cash and marketable securities          $16,838                     $14,409

  Accounts receivable                      68,371                      60,821
  Inventory                                44,127                      43,775
  Prepaid expenses                          7,261                       4,914
                       -------------------------------------------------------
                                          136,597                     123,919



 Fixed Assets
  Furniture and fixtures                   11,921                      11,921
  Equipment and tooling                     7,594                       5,648
                       -------------------------------------------------------
                                           19,515                      17,569

 Less: Accumulated depreciation            16,485                      16,295
                       -------------------------------------------------------
                                            3,030                       1,274

 Other assets
  Trademarks and licenses,
  net of accumulated                       29,365                      32,296
  amortization of $55,690 and $52,759,
  respectively  Investment in Anything
  Internet Corporation                     36,948                      13,539
  Other                                     4,700                       4,700
                       -------------------------------------------------------
                       -------------------------------------------------------
                                           71,013                      50,535
                       -------------------------------------------------------


                                         $210,640                    $175,728
                       =======================================================


LIABILITIES AND  STOCKHOLDERS' DEFICIT

 Current liabilities
  Accounts payable                        $86,311                     $82,621
  Accrued salaries and related expenses    38,076                      88,992
  Accrued interest                        227,847                     225,031
                       -------------------------------------------------------
                                          352,234                     396,644
  Notes payable                           105,234                     105,234
                       -------------------------------------------------------
                                          457,468                     501,878

 Stockholders' deficit
 Preferred stock, Class A: no par value;
 500,000 shares authorized;
 187,190 issued and
 outstanding;
 callable at $2.75 per share
 and convertible                          334,906                     334,906
 Common stock, Class A: no par value;
 50,000,000 shares authorized;
 9,691,804 and 9,301,107
 issued and outstanding, respectively   3,202,597                   2,972,795
 Common stock subscribed
 (334,299 and 349,112                     167,233                     190,000
 shares, respectively)
 Stock subscription receivable           (167,233)                   (190,000)
 Accumulated deficit                   (3,784,331)                 (3,633,851)
                        -------------------------------------------------------
                        -------------------------------------------------------
                                         (246,828)                   (326,150)
                        -------------------------------------------------------

                                         $210,640                    $175,728
                        =======================================================

                               BANYAN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    UNAUDITED
                     for the six months ended June 30, 1999




                               Common Stock              Preferred Stock         Stock         Common Stock
                               Class A                   Class A                 Subscription  Subscribed             Accumulated
                               Shares           Amount   Shares      Amount      Receivable    Shares      Amount      Deficit

Balances at December 31, 1998  9,292,699     $2,922,795   187,190    $334,906    ($40,000)    143,000     $40,000     ($3,541,262)

Sales of common stock            446,433        279,802
Common stock subscribed                                                          -127,233     191,299     127,233
    (334,299 shares)
Common stock shares cancelled    -47,328
Net gain (loss) for the year
   ended June 30, 1999                                                                                                   -243,069

Balances at June 30, 1999      9,691,804     $3,202,597   187,190    $334,906   ($167,233)    334,299    $167,233     ($3,784,331)




                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                         for the three                             for the six
                                                          months ended                             months ended

                                             June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
                                             -------------       -------------       -------------       -------------

Sales, net                                   $33,304              $41,869              $64,341            $100,355

Cost of sales                                 11,487               26,763               24,930              78,172
                                            ---------------------------------------------------------------------------

Gross margin                                  21,817               15,106               39,411              22,183

Selling, general and administrative expenses 121,612               74,647              195,498             170,831
                                            ---------------------------------------------------------------------------

Loss from operations                         (99,795)             (59,541)            (156,087)           (148,648)

Other income (expense)
Interest expense                              (2,808)              (4,783)              (5,605)            (16,509)

(Loss) on sale of assets                                                                                      (236)

Equity loss of Anything Internet Corporation (47,877)                                  (81,377)
                                             ----------                                ---------

Income (loss) before provision
for income taxes                            (150,480)             (64,324)            (243,069)           (165,393)

Provision for income taxes                         -                    -                    -                   -
                                            -----------------------------------------------------------------------

Net income (loss)                          ($150,480)            ($64,324)            ($243,069)         ($165,393)
                                           ========================================================================

Net income (loss) per share
(Basic and fully diluted)                     ($0.02)              ($0.01)               ($0.03)            ($0.03)
                                           ========================================================================

Weighted average number of
common shares outstanding                   9,496,455           7,735,129             9,428,537          6,590,128
                                           ========================================================================



                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                         for the three months ended                              for the six months ended

                                          June 30, 1999               June 30, 1998        June 30, 1999         June 30, 1998
                                          -------------               -------------        -------------         -------------

Cash flows from operating activities:
Net income (loss)                          ($150,480)                   ($64,324)            ($243,069)            ($165,393)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Depreciation and amortization                  6,835                       3,231                 9,956                 6,462
Loss in Anything Internet Corporation         47,877                                            81,377
Accounts receivable                           (7,550)                     22,147               (20,876)                21,763
Inventory and prepaid expenses                (2,700)                     (9,025)               (3,519)               (4,894)
Accounts payable and accrued expenses        (44,409)                    (22,953)              (39,265)               (4,168)
                                        -----------------------------------------------------------------------------------------
Net cash provided by (used for)
operating activities                        (150,427)                    (70,924)             (215,396)             (146,230)

Cash flows from financing activities:
Proceeds from issuance of common stock       229,802                      16,000               279,802               291,678
Purchase of fixed assets                      (1,946)                                           (2,824)               (2,000)
Sale of fixed assets                                                       2,000                                       2,535
Sales of marketable security                                              16,329                                      16,329
Increase in investment in Anything Internet  (75,000)                     10,000               (75,000)
Corporation
Payments of notes payable                                                                        3,032              (160,051)
                                           --------------------------------------------------------------------------------------
Net cash provided by (used for)
financing activities                         152,856                      47,361               201,978               148,491

Net increase (decrease) in cash                2,429                    (23,563)              (13,418)                 2,261
Cash at the beginning of the period           14,409                      29,385                30,256                 3,561
                                           --------------------------------------------------------------------------------------

Cash at the end of the period                $16,838                      $5,822               $16,838                $5,822
                                           ======================================================================================









                               BANYAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are note necessarily indicative of operations for a full year.

NOTE 2. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Banyan Corporation ("Banyan", the "Company"), was incorporated in the State of Oregon on June 13, 1978. The Company manufactures and distributes hard carrying cases for portable notebook computers and data storage devices. The Company's principal markets consist of wholesale and retail sellers of computers and related devices throughout the United States.

 Unaudited financial statements

     The financial statements for the period ending June 30, 1999 and the accompanying footnotes have not been audited. Adjustments have been made that, in the opinion of managemnt , are necessary in order to make these financial statements not misleading.

 Principles of consolidation

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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- Continued

NOTE 2. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

 Cash and cash equivalents

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

 Revenue recognition

     The Company recognizes revenue when a product is shipped to a customer.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

  AICPA Statement of Position 98-5

     Effective January 1, 1999 the Company has adopted the AICPA Statement of Position ("SOP") 98-5, which requires nongovernmental entities to expense startup costs as incurred. The adoption by the Company of SOP 98-5 is not expected to have a material impact on the Company's financial statements.

  Financial instruments


     The carrying value of the Company's financial instruments, including cash and cash equivalents. Accounts receivable, accounts payable, and long term debt, as reported in the accompanying balance sheet, approximates fair market value.


  NOTE 3. EQUITY INVESTMENT

     On August 22, 1998 Banyan Corporation purchased 1,000,000 common shares of Anything Internet Corporation, a marketer of wholesale and retail products over the Internet, in exchange for 200,000 common shares of Banyan. The purchase represented 35.7% of the outstanding common stock of Anything Internet Corporation, and was recorded by Banyan at cost of $106,629. Banyan's net equity in the investment was $49,485, resulting in a differential between cost and equity of $37,144. This difference is amortized over a five year period on a straight line basis, with accumulated amortization netted against the Company's investment balance. At December 31, 1998, Anything Internet Corporation had 200,000 common stock purchase warrants outstanding which, if exercised by the holders, would reduce Banyan's common stock ownership in Anything Internet Corporation to approximately 24%. As of December 31, 1998, Banyan owned 26% of the outstanding common stock of Anything Internet Corporation, and accounts for its investment under the equity method.



  NOTE 4. LEASE COMMITMENT

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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

  NOTE 5. INCOME TAXES

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

     At December 31, 1998 the Company had approximately $3,000,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:


                                        June 30,             December 31,
                                         1999                1998
                                        --------             ------------

Deferred tax liability                 $     -               $     -

Deferred tax asset arising from:

Net operating loss carryforwards     1,288,347             1,235,776
                                     ---------             ---------
                                     1,288,347             1,235,776

Valuation allowance                 (1,288,347)           (1,235,776)

Net Deferred Taxes                  $        -             $       -


  Income taxes at Federal and state statutory rates are reconciled to the Company's actual income tax as follows:



                              Six months            Year ended
                              ended  June 30,       December 31,
                              1999                  1998
                              ---------------       ------------
 Current:
    Federal (34%)             $            -        $         -
    State (5%)                             -                  -
 Deferred:
         Federal (34%)               (82,643)          (168,269)
         State (5%)                  (12,153)          ( 24,746)
         Valuation allowance          94,796            193,015
                                     -------           ---------
                              $            -        $          -




  The net change in the six months, 1999 in the total valuation allowance was $94,796.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6. NOTES PAYABLE

     At June 30, 1999 the Company had the following notes payable outstanding:

Related party notes payable,
unsecured, interest from 6% to 12% per annum,
maturing April 1, 2000                            $    38,647

Related party note payable,
secured by all inventory, furniture, equipment,
and accounts receivable, interest
at 10% per annum, maturing April 1, 2000               66,587
                                                     ------------

Total notes payable                                   105,234

Less current portion                                  (     -)
                                                     ------------

Long term notes payable                            $  105,234

The schedule of maturities by fiscal year for all notes outstanding is as follows

   Years ending December 31,

            1999             $      -
            2000                105,234
                             ----------
             Total            $105,234


The fair value of the Company's long term notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At June 30, 1999, the fair value of the notes payable approximated the amount recorded in the financial statements.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

 NOTE 7. STOCKHOLDERS' EQUITY

 Common stock

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

 Stock options

     As of June 30, 1999, the Company had stock options outstanding from stock option awards and from an incentive stock option plan, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock options, nor was any compensation cost charged against income under its stock options in 1998 or 1999. Had compensation cost for the Company's stock option awards and incentive stock option plan been determined based on the fair market value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earning per share would have been reduced to pro forma amounts indicated below:

                                                              For the six
                                                                 months
                                             1998                1999
                                            -------           ------------

 Net income (loss)         As reported     $(494,910)          $(243,069)

                           Pro forma       $(497,023)          $(243,069)

 Basic and fully diluted   As reported     $(0.06)                $(0.03)
   Earnings per share
                           Pro forma       $(0.06)                $(0.03)

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. STOCKHOLDERS'EQUITY (Continued)

Stock options awards

     In July and August, 1998, the Company granted stock options, exercisable immediately, to certain officers of Anything Internet Corporation and to a consulting company as compensation for services, to purchase common shares of Banyan Corporation as follows:

  Amount           Price/share                Expiration date
  ------           -----------                ---------------
  100,000 shares         $ 0.50               August 31, 1999
  100,000 shares         $ 1.00               August 31, 1999
  100,000 shares         $ 2.00               August 31, 2000
  37,500 shares          $ 0.40               August 1, 2001
  100,000 shares         $ 0.80               August 1, 2001
  100,000 shares         $ 1.20               August 1, 2001


     The stock options granted to non-employees were issued pursuant to a consulting agreement with no stated fee amount. The Company believes the value of the consulting work performed approximates the fair market value of the options granted (approximately $2,00)

Incentive stock option plan

     As part of an overall executive compensation program, the Company has adopted a tax qualified incentive stock option plan. The plan which is set to expire September 18, 2005 unless extended by the directors, allows eligible employees to receive options to acquire Class A common stock of the Company at a price equivalent to 95% of the fair market value of the stock on the date the option is granted. Each option granted will become exercisable over a ten year period unless the optionee owns 10% or more of the stock of the Company, in which case the option is exercisable over a five year period. The ability to exercise the options vests at a rate of 20% per year. As of October 10, 1996, 105,345 shares of Class A common stock of the Company have been reserved for sale through the plan. Options to acquire 11,154 shares were outstanding (with 6,692 being exercisable) on June 30, 1999, at an exercise price of $0.05 per share.

     A summary of the status of the Company's stock options as of June 30, 1999, and changes during the year ending on that date is presented below:

                                                      June 30, 1999
                                                      --------------
                                                           Weighted Ave
                                               Shares      Exercise Price
                                               -------     --------------
Options

Outstanding at
   beginning of period                          11,154         $ 0.05
Granted                                        537,500           1.05
Exercised                                            -              -
Forfeited                                            -              -
                                               ----------    -------------
Outstanding at
   end of period                               548,654       $ 1.05
Options exercisable at period end              544,192
Weighted average fair value of options
   granted during the
    period                                    $ 0.0038

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. STOCKHOLDERS'EQUITY (Continued)

               The following table summarizes information about stock options outstanding at June 30, 1999.

                  Options Outstanding                      Options Exercisable
          ---------------------------------------    --------------------------
          Number       Weighted Ave.                 Number
Range of  Outstanding  Remaining     Weighted Ave.   Exercisable   Weighted Ave
Exercise  at 6/30/99   Contractual   Exercise Price  at 6/30/99    Exercise
Price                       life                                   Price
--------  -----------  ------------  --------------  -----------  -------------
$0.05 -   548,654      19.54 months  $1.05            544,192      $ 1.04
$2.00



  Stock rights offering

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

  NOTE 8. CONTINGENCIES

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

                                          Banyan  Corporation
                                          (Registrant)



Dated:  October 27,  1999             By: /s/ Cameron Yost
                                          ---------------------------
                                          Cameron  B.  Yost
                                          President  and  CEO