Form 10QSB/A
period 1999-06-30
BANYAN CORP /OR/
filed 2000-01-12
CIK 1086473

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


                           Commission File No. 0-26065


                               BANYAN CORPORATION
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Oregon                              84-1346327
      -------------------------------             -------------------
      (State or other jurisdiction of               (IRS Employer
       Incorporation or Organization)             Identification No.)


          4740 Forge Rd., Bldg. 112, Colorado Springs, Colorado  80907
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

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended  June  30,  1999  and  1998

                  Notes  to  Unaudited  Consolidated  Financial  Statements


Item  2.           Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION

Item  1.           Legal Proceedings

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
                        =======================================================

                               BANYAN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    UNAUDITED
                     for the six months ended June 30, 1999




                               Common Stock          Preferred Stock    Stock         Common Stock
                               Class A               Class A            Subscription  Subscribed        Accumulated     Stockholders
                               Shares        Amount  Shares   Amount    Receivable    Shares   Amount   Deficit         Defecit

Balances at December 31, 1998  9,292,699  $2,922,795  187,190 $334,906  ($40,000)    143,000  $40,000  ($3,541,262)     ($283,561)

Sales of common stock            446,433     279,802
Common stock subscribed                                                 -127,233     191,299  127,233                    279,802
    (334,299 shares)
Common stock shares cancelled    -47,328
Net gain (loss) for the year
   ended June 30, 1999                                                                                    -243,069      (243,069)

Balances at June 30, 1999      9,691,804  $3,202,597  187,190 $334,906  ($167,233)    334,299 $167,233  ($3,784,331)    ($246,828)




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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. STOCKHOLDERS'EQUITY (Continued)

Stock options awards

     In July and August, 1998, the Company granted stock options, exercisable immediately, to certain officers of Anything Internet Corporation and to a consulting company as compensation for services, to purchase common shares of Banyan Corporation as follows:

  Amount           Price/share                Expiration date
  ------           -----------                ---------------

  100,000 shares         $ 0.50               August 31, 2000(1)
  100,000 shares         $ 1.00               August 31, 2000(1)
  100,000 shares         $ 2.00               August 31, 2001(1)

  37,500 shares          $ 0.40               August 1, 2001
  100,000 shares         $ 0.80               August 1, 2001
  100,000 shares         $ 1.20               August 1, 2001



(1) On November 9, 1999, the expiration dates of the stock options noted were extended by one year to the current dates at a board of directors meeting.

     The stock options granted to non-employees were issued pursuant to a consulting agreement with no stated fee amount. The Company believes the value of the consulting work performed approximates the fair market value of the options granted (approximately $2,000)


Incentive stock option plan

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

  NOTE 8. CONTINGENCIES


     The Company's Chairman, President and Chief Executive Officer, Cameron Yost, was recently convicted in the U.S. District Court for the Southern District of New York for violations of United States Code Title 15, Section 78; Title 17, Sections 240.10b-5; and Title 18, Sections 2, 371, 1343 and 1346 in connection with the common stock of Banyan Corporation. Sentencing is expected to take place in the current fiscal quarter. The conviction, and any sentencing, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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


Gross margins improved to 61.4% reflecting the continuing results of efforts to minimize manufacturing expenses. Selling, general and administrative expenses increased 14.4% for the period reflecting increased accounting and legal expenses of $17,817 incurred to comply with certain governmental regulations, and other expenses of $6,850. Interest expense for the six month period of $5,605 is about one third of the amount incurred during the same period in 1998. This reduction is the result of shareholders converting notes payable into common stock through a private placement offering in 1998.

Additionally, the first half of 1999 includes the Company's share of the loss of Anything Internet Corporation. During the same period in 1998 the Company had not acquired its minority interest and therefore no profit or loss was incurred. Because of the impact of the equity losses of Anything Internet Corporation, the Company's investment in this company has been written down to the total investment, including loans, in Anything Internet, less the Company's share of Anything Internet's losses. Additionally, the Company's investment includes the unamortized portion of the differential between the cost and equity acquired in the purchase of Anything Internet Corporation stock.


Three-Months  Ending June 30, 1999 Compared to Three-Months Ending June 30, 1998


Sales for the second quarter of 1999 of $33,304 were down 20.4% from the same period in 1998. The reduction in sales was caused by the continuing effects of reduced advertising expenditures and the resulting impact on new orders received. The net loss for the second quarter was $150,480, an increase of $86,156 over the loss for the same period in 1998.


Gross margin for the three month period was 65.5% , a significant improvement of the same period in 1998 as the Company's efforts to reduce costs continue to be realized. These improvements are not expected to continue as the Company has realized the full benefits of its efforts.


Sales, general and administrative costs for the three month period in 1999 were $121,612, and increase of $46,965 over the same period last year. This increase in expenses reflects the impact of increased marketing expenses of $51,320 designed to improve sales in late 1999 and the year 2000, offset by reductions in other expenses of $4,355.


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



     The Company anticipates making significant investments in the future to support its overall growth and substantially expand its product offerings, including hiring a seasoned general sales manager that will create an anticipated increase in payroll expenses of about $75,000 annually. However, as indicated in the Company's most recent financial statements available herein, while operating activities provide some cash flow, the Company is currently cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal. At the current time, the Company intends to fund its capital requirements from a periodic sale of Anything Internet stock, or by using this stock as collateral for a working capital loan, until it is able to meet its needs from the cash flow generated by sales of products. As the Company is able to complete the funding of new cases and fund an ongoing marketing program, sales are expected to improve. The new cases will also have lower manufacturing costs, thus gross profit is expected to increase at a faster rate. With the exception of new product development and the ongoing marketing program, all other expenses will be carefully controlled. If the Company's plans are successful, cash flow should improve and replace the need to sell shares of Anything Internet to meet operational requirements. If the Company's plans are not successful, or cash flow worsens, and if the Company is unable to raise enough funds to meet its fiscal requirements through the sale of shares of Anything Internet then it will need to offset any losses or negative cashflows by selling irs own preferred or common stock or debentures. The Company's inability to consummate such sales would have a material adverse effect on the business and operations of the Company.


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


                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings

     The Company has the following pending or threatened litigation:

Paine Webber, Inc. v. Banyan Corp, Case no. CV 99 - 1476 HA in the United States District Court for the District of Oregon. This is a case brought against the Company for cancelling shares of stock which Paine Webber subsequently sold. The Company is and plans to continue to contest this case vigorously. To date the Company has filed an answer, and has filed a motion for dismissal or alternatively to lower the amount of the claim allowed. The shares were cancelled pursuant to what the Company believes to be a valid court order, and therefore the Company believes that it has a substantial chance of winning this case upon its merits. The Company believes that the maximum financial exposure it has is $412,280.


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