Form 10QSB
period 1999-09-30
BANYAN CORP /OR/
filed 2000-01-12
CIK 1086473

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  September  30,  1999

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


           Class                                 Outstanding at January 10, 2000
           -----                                 ----------------------------

Common  Stock,  no  par  value                             10,031,101

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


                               BANYAN CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Unaudited  Consolidated  Balance  Sheets
                    at  September  30,  1999

                  Unaudited  Consolidated  Statement  of  Operations
                    for  the  three  months  ended
                      September  30,  1999  and  1998

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended    September  30,  1999  and  1998

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

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                               BANYAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED


                                                       as of            as of
                                                September 30, 1999 June 30, 1999
                                                     -------------  ------------
ASSETS

Current assets

Cash and marketable securities                            $28,872      $16,838
Accounts receivable                                        75,078       68,371
Inventory                                                  36,976       44,127
Prepaid expenses                                            7,261        7,261
                         -------------------------------------------------------
                                                          148,187      136,597

Fixed Assets
Furniture and fixtures                                     11,921       11,921
Equipment and tooling                                      15,648        7,594
                         -------------------------------------------------------
                                                           27,569       19,515

Less: Accumulated depreciation                             17,175       16,485
                         -------------------------------------------------------
                                                           10,394        3,030

Other assets
Trademarks and licenses, net of accumulated                26,434       29,365
    amortization of $58,621 and $55,690, respectively
Investment in Anything Internet Corporation                             36,948
Other                                                       7,200        4,700
                         -------------------------------------------------------
                         -------------------------------------------------------
                                                           33,634       71,013
                         -------------------------------------------------------

                                                         $192,215     $210,640
                         =======================================================

LIABILITIES AND  STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                         $121,893      $86,311
Accrued salaries and related expenses                      38,026       38,076
Accrued interest                                          230,692      227,847
                         -------------------------------------------------------
                                                          390,611      352,234
Notes payable                                             105,234      105,234
                         -------------------------------------------------------
                                                          495,845      457,468

Stockholders' deficit
Preferred stock, Class A: no par value;
    500,000 shares authorized; 187,190 issued and outstanding;
    callable at $2.75 per share and convertible           334,906      334,906
Common stock, Class A: no par value;
    50,000,000 shares authorized;
    9,879,746 and 9,691,804 issued and outstanding      3,327,598    3,202,597
Common stock subscribed (146,357 and 334,299 share         42,233      167,233
    respectively)
Stock subscription receivable                             (42,233)    (167,233)
Accumulated deficit                                    (3,966,134)  (3,784,331)
                         -------------------------------------------------------
                         -------------------------------------------------------
                                                         (303,630)    (246,828)
                         -------------------------------------------------------

                                                         $192,215     $210,640
                         =======================================================

                               BANYAN CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    UNAUDITED
                  for the nine months ended September 30, 1999

                                 Common Stock          Preferred Stock   Stock        Common Stock Subscribed
                                   Class A               Class A         Subscription                     Accumulated Stockholders'
                               Shares     Amount     Shares     Amount   Receivable   Shares     Amount     Deficit    Deficit

Balances at December 31, 1998 9,292,699 $2,922,795    187,190   $334,906   ($40,000)   143,000    $40,000 ($3,541,262 ($283,561)

Sales of common stock           634,375    404,803                                                                      404,803
Common stock subscribed                                                      (2,233)     3,357      2,233
Common stock shares cancelled   (47,328)
Net gain (loss) for the year
   ended September 30, 1999                                                                                 (424,872)  (424,872)

Balances at September 30,1999 9,879,746 $3,327,598    187,190   $334,906   ($42,233)   146,357    $42,233 ($3,966,134)($303,630)


       BANYAN CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
          UNAUDITED

                                                 for the three months ended        for the nine months ended
                                                September 30,1999 September 30,1998 September 30, 1999 September 30, 1998
                                                  -------------       -------------  -------------       -------------

Sales, net                                                $52,156          $60,882         $116,497         $161,237

Cost of sales                                              18,191           25,758           43,121           73,491
                                           ---------------------------------------------------------------------------

Gross margin                                               33,965           35,124           73,376           87,746

Selling, general and administrative expenses              171,658           98,663          367,156          299,933
                                           ---------------------------------------------------------------------------

Loss from operations                                     (137,693)         (63,539)        (293,780)        (212,187)

Other income (expense)
     Interest expense, net                                 (7,163)          (3,342)         (12,767)         (19,851)
     (Loss) on sale of assets                                                                                   (236)
     Equity loss of Anything Internet Corporation         (36,948)                         (118,325)
                                           ---------------------------------------------------------------------------

Income (loss) before provision for income taxes          (181,804)         (66,881)        (424,872)        (232,274)

Provision for income taxes                               -                -                -                   -
                                           ---------------------------------------------------------------------------

Net income (loss)                                       ($181,804)        ($66,881)       ($424,872)       ($232,274)
                                           ========================================================================

Net income (loss) per share
(Basic and fully diluted)                                  ($0.02)          ($0.01)          ($0.04)          ($0.03)
                                           ========================================================================

Weighted average number of
common shares outstanding                                9,785,775        8,407,664        9,586,223        6,730,163
                                           ========================================================================




                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED


                                                 for the three months ended        for the nine months ended
                                                September 30,1999 September 30,1998 September 30, 1999 September 30, 1998
                                                  -------------       -------------  -------------       -------------
Cash flows from operating activities:
    Net income (loss)                                   ($181,804)        ($66,881)       ($424,872)       ($232,274)

    Adjustments to reconcile net income to
    net cash provided by (used for)
    operating activities:
        Depreciation and amortization                       3,622            5,706           13,578           12,168
        Loss in Anything Internet Corporation              36,948                           118,325
        Accounts receivable                                (6,707)         (68,057)         (27,583)         (46,294)
        Inventory, prepaid expenses and deposits            4,652          (16,520)           1,132          (21,414)
        Accounts payable and accrued expenses              38,376           (6,001)            (889)         (10,169)
            Net cash provided by (used for)
                                                         ----------       ----------       ----------      -----------
            operating activities                         (104,913)        (151,753)        (320,309)        (297,983)
                                        -----------------------------------------------------------------------------------------

    Cash flows from financing activities:
        Proceeds from issuance of common stock            125,001          145,000          404,803          436,678
        Purchase of fixed assets                           (8,054)                          (10,878)          (2,000)
        Sale of fixed assets                                                                                   2,535
        Sales of marketable security                                                                          16,329
        Increase in investment in Anything Internet Corporation                             (75,000)
        Payments of notes payable                                                                           (160,051)
            Net cash provided by (used for)
                                                         ----------       ----------       ----------      -----------
           financing activities                          116,947          145,000          318,925          293,491
                                        -----------------------------------------------------------------------------------------

    Net increase (decrease) in cash                        12,034           (6,753)          (1,384)          (4,492)
    Cash at the beginning of the period                    16,838            5,822           30,256            3,561
                                        -----------------------------------------------------------------------------------------

    Cash at the end of the period                         $28,872            ($931)         $28,872            ($931)
                                        =========================================================================================




                BANYAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

     Unaudited financial statements

     The financial statements for the period ending September 30, 1999 and the accompanying footnotes have not been audited. Adjustments have been made that, in the opinion of management, are necessary in order to make these financial statements not misleading.

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

Accounts receivable

     The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. As of September 30, 1999 the balance in allowance for doubtful accounts was $1,424.

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

Financial instruments

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and long term debt, as reported in the accompanying balance sheet, approximates fair market value.

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


NOTE 4. LEASE COMMITMENT

     Effective May 1, 1998, DoubleCase Corporation entered into a lease agreement for office and warehouse space; the lease agreement is for a period of twelve months and can be renewed for an additional twelve months at the then current monthly rental rate plus 3%. Lease expense incurred for the year ended December 31, 1998 and the nine months ended September 30, 1999 was $33,017 and $11,249 respectively.

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

     At December 31, 1998 the Company had approximately $3,000,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                       September 30,       December 31,
                                              1999            1998

Deferred tax liability                 $         -           $       -

Deferred tax asset arising from:

Net operating loss carryforwards         1,328,343            1,235,776
                                         ---------            ---------
                                         1,328,343            1,235,776

Valuation allowance                     (1,328,343)          (1,235,776)

Net Deferred Taxes                     $         -           $       -

     Income taxes at Federal and state statutory rates are reconciled to the Company's actual income tax as follows:

                                  Nine months                     Year ended
                                 ended  Sept. 30,                 December 31,
                                        1999                         1998

Current:
   Federal (34%)                   $      -                           $      -
   State (5%)                      $      -                           $      -

Deferred:
        Federal (34%)             (144,457)                         (168,269)
        State (5%)                 (21,244)                        (  24,746)
        Valuation allowance        165,701                           193,015
                               -----------------                     -------
                                  $      -                           $      -
                               -----------------                 ---------------


The net change in the nine months, 1999 in the total valuation allowance was $165,701.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6. NOTES PAYABLE

At September 30, 1999 the Company had the following notes payable outstanding:

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


     The fair value of the Company's long term notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At September 30, 1999, the fair value of the notes payable approximated the amount recorded in the financial statements.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. STOCKHOLDERS' EQUITY

Common stock

     The Company as of September 30, 1999 and December 31, 1998 had 50,000,000 shares of authorized Class A common stock, no par value, with 9,879,746 and 9,292,699 shares issued and outstanding respectively.

Preferred stock

     The Company as of September 30, 1999 and December 31, 1998 had 500,000 shares of authorized Class A preferred stock, no par value, with 187,190 shares issued and outstanding at each date. The Company has the right at any time, to call any or all preferred Class A shares at a price of $2.75 per share. Each Class A preferred share is convertible by the record owner into one share of the Company's Class A common stock at any time prior to redemption upon notice to the Company.

Stock options

     As of September 30, 1999, the Company had stock options outstanding from stock option awards and from an incentive stock option plan, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock options, nor was any compensation cost charged against income under its stock options in 1998 or 1999. Had compensation cost for the Company's stock option awards and incentive stock option plan been determined based on the fair market value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earning per share would have been reduced to pro forma amounts indicated below:

                                                             For the nine months
                                                  1998                 1999
                                                  ------               ----


Net income (loss)            As reported       $(494,910)          $(424,873)

                             Pro forma         $(497,023)          $(424,873)

Basic and fully diluted      As reported       $(0.06)             $(0.03)
  Earnings per share
                             Pro forma         $(0.06)             $(0.03)

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

A summary  of the  status of the  Company's  stock  options as of
September  30, 1999,  and changes  during the year ending on that date is presented below:
                                                    September 30, 1999
                                                         Weighted Ave
                                               Shares      Exercise Price
Options
Outstanding at
   beginning of period                           11,154                $ 0.05
Granted                                         537,500                  1.05
Exercised                                             -                     -
Forfeited                                             -                     -
                                               ------------       ------------
Outstanding at
   end of period                                548,654                $ 1.05
Options exercisable at period end               544,192
Weighted average fair value of options
   granted during the
    period                                     $ 0.0038

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. STOCKHOLDERS'EQUITY (Continued)

The following table summarizes information about stock options outstanding at September 30, 1999.

                                       Options Outstanding                                         Options
Exercisable
                         Number       Weighted Ave.                                  Number
      Range of       Outstanding         Remaining          Weighted Ave.         Exercisable   Weighted Ave.
Exercise Prices        at 9/30/99     Contractual Life      Exercise Price        at 9/30/99    Exercise Price
----------------       ----------     ----------------      --------------        ----------    --------------
$0.05 - $2.00           548,654        19.54 months          $ 1.05                544,192            $ 1.04


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

Item 2.     Management's Discussion and Analysis or Plan of Operation

     Nine Months Ending September 30, 1999 Compared to Nine Months Ending September 30, 1998

Net sales for the nine months ended September 30, 1999 were $116,497 down 27.7% for the same period in 1998. This decline in sales was caused by the continuing impact of reduced advertising expenditures. Also contributing to this reduction is the need to modernize the DoubleCase product line. Without a strong advertising presence in the market and without a more modern product line, the Company will continue to experience sales declines as new customers will not be attracted to buy product. The net loss for the nine month period in 1999 of $424,872 was 82.9% greater than for the same period in 1998. The increased loss was primarily caused by increased operating expenses and the Company's share of the equity loss in Anything Internet Corporation as explain below.

Gross margins for the nine month period continued to improve over the same period in 1998. Margins were 63.0% compared with 54.4% last year. This improvement reflects the impact of management's continuing effort to reduce costs wherever possible. Selling, general and administrative expenses increased sharply from $299,933 in 1998 to $367,156 in 1999. The increased expenditures were primarily caused by an increase in professional expenses of $56,502 needed to comply with certain governmental regulations and other legal matters. Interest expense declined 36% from the same period last year reflecting the impact of the conversion of notes payable into common stock through a private placement offering in 1998.

Also contributing to the increase in the net loss for the nine month period of 1999 compared with the same period in 1998 was the Company's share in the loss of Anything Internet Corporation. The Company's entire investment has now been written off, so no more losses will be recorded from losses of Anything Internet.

     Three Months Ending September 30, 1999 Compared to Three Months Ending September 30, 1998

Sales for the third quarter of 1999 of $52,156 were 14.3% lower than for the same period in 1998 reflecting the continuing impact of reduced advertising efforts and the aging of the products sold by the Company. The net loss for the three month period nearly tripled to $181,804 reflecting increased operating costs and the equity loss of Anything Internet.

The gross margin in the third quarter, 1999 widened to 65.1% from 57.7% in 1998. This improvement reflects the Company's efforts to minimize costs wherever possible. These improvements are not expected to continue as the Company has realized the full benefits of its efforts.

Selling, general and administrative expenses nearly doubled in the three month period compared with the same period in 1998. This increase was due to increased professional service fees of $75,704 reflecting the cost of meeting certain governmental regulations and ongoing litigation. Also contributing to the increased loss in 1999 over 1998 was the equity loss in Anything Internet of $36,948.

Liquidity and Capital Resources

Despite increased losses in the third quarter, 1999, the Company improved its overall liquidity modestly through receipts of monies due from common stock subscriptions of $125,001 and by reducing working capital by $36,321. At the end of September 1999 the Company's cash and marketable securities were $28,872. During the third quarter the Company acquired tooling for a new product for $8,054.

The Company expects to fund its operations in the fourth quarter by selling some stock in Anything Internet Corporation and other unrelated investments. The Company does not anticipate any difficulties meeting its financial requirements for the foreseeable future.





Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company utilizes third party equipment and software that it believes is Year 2000 compliant, which includes Year 2000 compliant BIOS technology, operating systems and mission critical software. The Company has conducted an audit of its third-party suppliers and distributors, namely Ingram Micro, as to the Year 2000 compliance of their systems and is satisfied their critical systems are Year 2000 compliant. The Company does not believe it will incur significant costs in order to comply with Year 2000 requirements. However, failure of the Company's internal computer systems or such third-party equipment or software or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems. The Company anticipates in a worst case scenario it would replace its entire computer network at an estimated cost of less that $15,000.



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


Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     In the third quarter the Company received $125,001 as payment for common stock subscribed, but unpaid for, at the end of the quarter ending June 30, 1999. The price of the shares was adjusted for the reduced market value of the stock in accordance with the purchase and sale agreements. In addition, the

All shares issued during the quarter ending September 30, 1999, were offered without registration unbder the Securities Act of 1933, as amended, and were offered in reliance upon the exemptions from registration provided by Rule 504 of Regulation D thereunder as a transaction not involving a public offering and an accredited investor.

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

27.1    Financial  Data  Schedule

(B)     Reports  on  Form  8-K
        ----------------------

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Banyan  Corporation
                                          (Registrant)



Dated:  January 10, 2000             By: /s/ Cameron Yost
                                          ---------------------------
                                          Cameron  B.  Yost
                                          President  and  CEO