Form 10QSB/A
period 1999-06-30
BANYAN CORP /OR/
filed 2000-04-03
CIK 1086473

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                Second Amendment to

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

                                          June 30, 1999               June 30, 1998        June 30, 1999         June 30, 1998
                                          -------------               -------------        -------------         -------------

Cash flows from operating activities:
Net income (loss)                          ($150,480)                   ($64,324)            ($243,069)            ($165,393)


Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Depreciation and amortization                  6,835                       3,231                 9,956                 6,462
Loss in Anything Internet Corporation         47,877                                            81,377
Accounts receivable                           (7,550)                     22,147               (20,876)               21,763
Inventory and prepaid expenses                (2,700)                     (9,025)               (3,519)               (4,894)
Accounts payable and accrued expenses        (44,409)                    (20,953)              (39,265)               (3,633)
                                        -----------------------------------------------------------------------------------------
Net cash provided by (used for)
operating activities                        (150,427)                    (68,924)             (215,396)             (145,695)

Cash flows from investing activities:
Sales of marketable securities                                            16,329                                      16,329
Increase in investment in Anything Internet  (75,000)                     10,000               (75,000)
Corporation
Purchase of fixed assets                      (1,946)                                           (2,824)
                                           --------------------------------------------------------------------------------------
                                             (76,946)                     26,329               (77,824)               16,329

Cash flows from financing activities:
Proceeds from issuance of common stock       229,802                      16,000               279,802               291,678
Payments of notes payable                                                  3,032                                    (160,051)
                                           --------------------------------------------------------------------------------------
                                             229,802                      19,032               279,802               131,627


Net increase (decrease) in cash                2,429                    (23,563)              (13,418)                 2,261
Cash at the beginning of the period           14,409                      29,385                30,256                 3,561
                                           --------------------------------------------------------------------------------------

Cash at the end of the period                $16,838                      $5,822               $16,838                $5,822
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


  NOTE 3. EQUITY INVESTMENT


     On August 22, 1998 Banyan Corporation purchased 1,000,000 common shares of Anything Internet Corporation, a marketer of wholesale and retail products over the Internet, in exchange for 200,000 common shares of Banyan. The purchase represented 35.7% of the outstanding common stock of Anything Internet Corporation, and was recorded by Banyan at cost of $106,629. After distributing $20,000 of its Anything Internet Corporation common stock as a property dividend, Banyan's net equity in the investment was $49,485, resulting in a differential between cost and equity of $37,144. This difference is amortized over a five year period on a straight line basis, with accumulated amortization netted against the Company's investment balance. At December 31, 1998, Anything Internet Corporation had 200,000 common stock purchase warrants outstanding which, if exercised by the holders, would reduce Banyan's common stock ownership in Anything Internet Corporation to approximately 24%. As of December 31, 1998, Banyan owned 26% of the outstanding common stock of Anything Internet Corporation, and accounts for its investment under the equity method.




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

     At December 31, 1998 the Company had approximately $3,000,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:


                                        June 30,             December 31,
                                         1999                1998
                                        --------             ------------

Deferred tax liability                 $     -               $     -

Deferred tax asset arising from:


Net operating loss carryforwards     1,330,573             1,235,776
                                     ---------             ---------
                                     1,330,573             1,235,776

Valuation allowance                 (1,330,573)           (1,235,776)


Net Deferred Taxes                  $        -             $       -


  Income taxes at Federal and state statutory rates are reconciled to the Company's actual income tax as follows:



                              Six months            Year ended
                              ended  June 30,       December 31,
                              1999                  1998
                              ---------------       ------------

  Tax at Federal  (34%)        (82,643)                (168,269)
  Statutory Rate
  State income tax (5%)        (12,153)                ( 24,746)
                                94,796                  193,015
  Increase in valuation        -------                 ---------
         allowance             $    -             $          -




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

 Stock options

     At June 30, 1998, the Company had stock options outstanding from stock option awards and from an incentive stock option plan, which are described below.


Non-employee stock options

The Company accounts for non-employee stock options under SFAS 123, whereby options costs are recorded based at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In July, 1998, the Company granted stock options, exercisable immediately, to a consulting company as compensation for services, to purchase common shares of Banyan Corporation as follows:


  Amount           Price/share                Expiration date
  ------           -----------                ---------------
  37,500 shares          $ 0.40               August 1, 2001
  100,000 shares         $ 0.80               August 1, 2001
  100,000 shares         $ 1.20               August 1, 2001


     The stock options granted were issued pursuant to a consulting agreement with no stated fee amount. The Company incurred and has accrued no material compensation expense under these options.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Employee stock options

The Company applies APB Opinion 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options, nor was any compensation cost charged against income under its employee stock options in 1997 or 1998. Had compensation cost for the Company's employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated below:


                                                              6 Months Ending
                                                                 June 30,
                                             1998                1999
                                           ---------           -------

 Net income (loss)         As reported     $( 494,410)         $(243,069)

                           Pro forma       $( 497,023)         $(243,069)

 Basic and fully diluted   As reported     $(0.06)             $(0.03)
   Earnings per share
                           Pro forma       $(0.06)             $(0.03)


In August, 1998, the Company granted stock options, exercisable immediately, to certain officers of Anything Internet Corporation and, to purchase common shares of Banyan Corporation as follows:

  Amount           Price/share                Expiration date
  ------           -----------                ---------------
  100,000 shares         $ 0.50               August 31, 1999
  100,000 shares         $ 1.00               August 31, 1999
  100,000 shares         $ 2.00               August 31, 2000

These options were issued as part of the purchase price paid by Banyan Corporation to acquire a 35.7% interest in Anything Internet Corporation.


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


Sales, general and administrative costs for the three month period in 1999 were $121,612, an increase of $46,965 over the same period last year. This increase in expenses reflects the increase in accounting and legal expenses of $13,215 needed in order to comply with certain governmental regulations, increased advertising and marketing expenses of $19,781 and other expenses of $13,969.



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

                                          Banyan  Corporation
                                          (Registrant)



Dated:  March 31,  2000             By: /s/ Cameron Yost
                                          ---------------------------
                                          Cameron  B.  Yost
                                          President  and  CEO