Form 10QSB/A
period 1999-09-30
BANYAN CORP /OR/
filed 2000-04-03
CIK 1086473

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                              First Amendment to

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
                                           ========================================================================




                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED


                                                 for the three months ended        for the nine months ended
                                                September 30,1999 September 30,1998 September 30, 1999 September 30, 1998
                                                  -------------       -------------  -------------       -------------
Cash flows from operating activities:
    Net income (loss)                                   ($181,804)        ($66,881)       ($424,872)       ($232,274)


    Adjustments to reconcile net income to
    net cash provided by (used for)
    operating activities:
        Depreciation and amortization                       3,622            5,706           13,578           12,168
        Loss in Anything Internet Corporation              36,948                           118,325
        Accounts receivable                                (6,707)         (68,057)         (27,583)         (46,294)
        Inventory, prepaid expenses and deposits            4,652          (16,520)           1,132          (21,414)
        Accounts payable and accrued expenses              38,376           (6,001)            (889)          (7,634)
            Net cash provided by (used for)
                                                         ----------       ----------       ----------      -----------
            operating activities                         (104,913)        (151,753)        (320,309)        (295,448)
                                        -----------------------------------------------------------------------------------------


    Cash flows from investing activities:
        Sales of marketable security                                                                          16,329
        Increase in investment in Anything Internet Corporation                             (75,000)
        Purchase of fixed assets                           (8,054)                          (10,878)          (2,000)
         Net cash used by investing activities           ----------       ----------       ----------      -----------
                                                           (8,054)             0             85,878           14,329
                                        -----------------------------------------------------------------------------------------

    Cash flows from financing activities:
         Proceeds from issuance of common stock            125,001          145,000          404,803          436,678
         Payments of notes payable                                                                           (160,051)
     Net cash provided by (used for)                     ----------       ----------       ----------      -----------
     inancing activities                                   125,001          145,000          404,803          276,627
                                        -----------------------------------------------------------------------------------------





    Net increase (decrease) in cash                        12,034           (6,753)          (1,384)          (4,492)
    Cash at the beginning of the period                    16,838            5,822           30,256            3,561
                                        -----------------------------------------------------------------------------------------

    Cash at the end of the period                         $28,872            ($931)         $28,872            ($931)
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

     At December 31, 1998 the Company had approximately $3,000,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:


                                       September 30,       December 31,
                                              1999            1998

Deferred tax liability                 $         -           $       -

Deferred tax asset arising from:

Net operating loss carryforwards         1,401,477            1,235,776
                                         ---------            ---------
                                         1,401,477            1,235,776

Valuation allowance                     (1,401,477)          (1,235,776)

Net Deferred Taxes                     $         -           $       -


     Income taxes at Federal and state statutory rates are reconciled to the Company's actual income tax as follows:

                                  Nine months                     Year ended
                                 ended  Sept. 30,                 December 31,
                                        1999                         1998


Tax at Federal  (34%)             (144,457)                         (168,269)
Statutory Rate
State income tax (5%)              (21,244)                        (  24,746)
Increase in valuation
allowance                          165,701                           193,015
                               -----------------                     -------
                                  $      -                           $      -
                               -----------------                 ---------------



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

Stock options

     At September 30, 1998, the Company had stock options outstanding from stock option awards and from an incentive stock option plan, which are described below.


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

                                                              9 Months Ended
                                                              September 30,
                                             1998                1999
                                           ---------           -------

 Net income (loss)         As reported     $(494,910)         $(424,873)

                           Pro forma       $(494,910)         $(424,873)

 Basic and fully diluted   As reported     $(0.06)            $(0.03)
   Earnings per share
                           Pro forma       $(0.06)            $(0.03)


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