Form 10KSB
period 1999-12-31
BANYAN CORP /OR/
filed 2000-05-23
CIK 1086473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                         Commission File Number  0-26065
                              BANYAN CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in Its charter)

           Oregon                                  84-1346327
      -------------------------------             -------------------
      (State or other jurisdiction of               (IRS Employer
       Incorporation or Organization)             Identification No.)

          4740 Forge Rd., Bldg. 112, Colorado Springs, Colorado  80907
          ------------------------------------------------------------
               (Address of Principal Executive offices)     (Zip Code)


Registrant's telephone number, with area code:  (719) 531-5535

         Securities registered pursuant to.Section 12(b) of the Act:
                                      None

         Securities registered pursuant to.Section 12(g) of the Act:
                  Common stock of $.001 par value per share

         Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State Issuer's Revenues for its most recent fiscal year. $-0-

Aggregate market value of the voting stock held by non-affiliates of registrant:
 $584,000.00 as of December 31, 1999

Number of shares outstanding as of December 31, 1999: 11,900,000.

     Documents incorporated by reference: Exhibits contained in the Company's Form 10-SB submitted on May 14, 1999 and Amendments thereto, submitted on August 16, 1999, October 27, 1999, January 12, 2000, and April 3, 2000; and the
entirety of the Company's Forms 8-Ks dated April 3, 2000, March 24, 20000, and January 12, 2000.

Part I.
Item 1   DESCRIPTION OF BUSINESS

ORGANIZATION  AND  CHARTER  AMENDMENTS

     Banyan Corporation (the "Company") was organized under the laws of Oregon on June 13, 1978 under the name Omni-Tech International Corporation to acquire the exclusive licensing rights to an aluminum analyzing process and to an oil absorbent material made from wood fibers.

     The initial amount of authorized capital was $50,000 consisting of 5,000,000 shares of Common Stock, $0.01 par value. A copy of the Company's initial Articles of Incorporation is attached hereto and is incorporated by reference. See Part III, Item 1.

     On August 25, 1981, the Company's Articles of Incorporation were restated. The purposes of the amendment were to: 1) add a specific purpose to the corporate charter (Article 3.1), 2) to establish a second class of capital stock consisting of 2,787,500 shares (Article 4), 3) to allow action by a majority of shareholders in writing without the need for a shareholders' meeting (Article
5), 4) to eliminate cumulative voting for the election of directors (Article 6) and 5) to allow the Board of Directors acting through the by-laws to change the number of directors (Article 7). A copy of the Company's restated Articles of Incorporation is attached hereto and is incorporated by reference. See Part III,
Item 1.

     On February 28, 1988, the Company's Articles of Incorporation were amended. The purpose of the amendment was: 1) to change the name of the corporation from Omni-Tech International Corporation to Interactive Data Vision, Inc. (Article
1), 2) to name a new director, Clyde Feyrer (Article III), and 3) to change the authorized capital stock to 50,000,000 shares of Class A common stock having no par value, 10,000,000 Class B common stock having no par value, and 10,000,000 shares of preferred stock having no par value. A copy of the Company's Articles of Amendment is attached hereto and is incorporated by reference. See Part III,
Item 1.

     On February 28, 1988, the Company acquired 100% of Interactive Data Vision, Inc., an Oregon company. Initially Interactive Data was a wholly-owned subsidiary, but was subsequently merged with the Company to create a single entity. Afterwards the Company changed its name to Interactive Data Vision, Inc. Daily operations were suspended in April 1991, at which time the Company became an inactive corporation.

     On October 27, 1995, after several years of inactivity, the Company acquired 100% of DoubleCase Corporation, a Kansas corporation, which became a wholly-owned subsidiary. DoubleCase designs, manufactures and markets personal computer accessory products, most notably for notebook computers and other portable electronic devices.

     On December 29, 1995, the Company's Articles of Incorporation were amended. The purpose of the amendment was: 1) to change the name of the corporation from Interactive Data Vision to Banyan Corporation (Article 1), 2) to create a Class B preferred stock by authorizing 500,000 shares of Class B Preferred, No Par value (Article 4.1), and 3) to specify specific legal powers of the Board of Directors (Article 4.2) A copy of the Company's Articles of Amendment is attached hereto and is incorporated by reference. See Part III, Item 1.

     After acquiring DoubleCase the Company changed its name to Banyan Corporation and filed a Form 15(c)211 with the National Association of Securities Dealers (NASD) to allow its Common Stock to trade on the OTC Bulletin Board stock exchange. The Company's Common Stock began trading on the OTC Bulleting Board in April 1996. The Company was delisted for non-compliance with the OTC Bulletin Board's reporting requirements in September of 1999, and since that time the Company's securities have been traded on the pink sheets under the trading symbol "BANY."

     On November 1, 1999, the Company entered into an asset purchase agreement to purchase the assets of Showcase Technologies, L.L.C. (a New York Limited Liability Corporation) from Alan Hillsberg. These assets comprised the product lines of TopListing/Designer Studio and Showcase carrying cases for notebook computers.

     The TopListing/Designer Studio assets and product line were placed into TopListing.com Corporation, a Colorado corporation which is a wholly owned subsidiary of the Company. Toplisting is a web site optimizing product that attempts to place customers' URL addresses on the world wide web in the first several pages of web search engine results. Designer Studio is the department within TopListing.com Corporation which designs web sites.

     The Showcase assets and product line, comprising of notebook computer carrying cases, were placed into DoubleCase Corporation, a Kansas corporation wholly owned by the Company.

     As part of the transaction, Mr. Hillsberg became the President of TopListing.com Corporation and of Doublecase Corporation. On May 5, 2000 Mr. Hillsberg resigned from his position as president and a director of Doublecase Corporation, and Lawrence Stanley, the Company's president was elected as the new president of Doublecase Corporation.

MATERIAL  CHANGES  IN  CONTROL  SINCE  INCEPTION  AND  RELATED  BUSINESS HISTORY

     On or about January 10, 1979, the Company, under its original name of Omni-Tech International Corporation, undertook an offering pursuant to Regulation A under the Securities Act of 1933, as amended, for 500,000 shares of Class A common stock. At the time of the offering the Company had 413,857 shares of Class A common stock issued and outstanding. Upon completion of the Regulation A offering, the Company had 913,857 shares of Class A common stock issued and outstanding.

     On or about August 18, 1981, the Company, under the name of Omni-Tech International Corporation, undertook an offering in reliance on the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933, as amended, and Rule 147 thereunder. The offering was for 787,500 shares of Class B common stock. At the time of the offering the Company had 2,817,023 shares of Class A common stock issued and outstanding. Pursuant to the Restated Articles of Incorporation of August 11, 1981, "Upon any transfer of this stock (Class B common stock) more than ten months after its issuance, the corporation shall convert (on a one for one basis) the stock transferred into Class A common stock and issue Class A common stock to the transferee." There is no Class B common stock issued or outstanding as of May 7, 1999. The Articles of Amendment dated February 29, 1988, modified the rights and preferences of the Class B common stock, as it is described later in this document, so that it no longer converts to Class A common stock.

     On or about February 25, 1988 the Company, under the name of Omni-Tech, entered into a Share Exchange Agreement dated February 25, 1988 ("Share Exchange I") with the shareholders of Interactive Data Vision, Inc., an Oregon corporation, and Coast Capital, Ltd. A copy of the Share Exchange I is attached hereto and is incorporated by reference. See Part III, Item 1. Pursuant to the Share Exchange I, the Company issued 8,141,712 shares of its Class A common stock in exchange for all the issued and outstanding common stock of Interactive Data Vision, Inc. According to the Share Exchange I, at the time of the share exchange 2,657,265 shares of the Company's Class A common stock were issued and outstanding. Upon completion of the share exchange, the Company had a total of 10,798,977 shares of Class A common stock issued and outstanding, and Interactive Data Vision Inc. became a wholly-owned subsidiary of the Company.

     Pursuant to the Articles of Amendment dated February 29, 1988, the Company changed its name to Interactive Data Vision, Inc., and its wholly owned subsidiary changed its name to IDV, Inc. Subsequently, on July 10, 1990, IDV, Inc. merged with and into the Company, then known as Interactive Data Vision, Inc.

     An additional 4,925,000 shares of the Company's Class A common stock were issued between the Share Exchange I and April 1991. Said shares were issued to raise working capital for the Company and were issued exempt from registration under Rule 504, Reg. D. Subsequent thereto, 400,000 shares were canceled by the Company, resulting in a total of 15,323,977 shares of the Company's Class A common stock issued and outstanding as of April 1991.

     On or about December 9, 1994, the Board of Director's approved a 1-for-10 reverse stock split resulting in the Company having 1,532,398 shares of Class A common stock issued and outstanding. Additionally, on February 15, 1995, the Board of Directors approved a further 1-for-2 reverse stock split and cancelled 210,000 shares of the Company's issued and outstanding Class A common stock, all of which resulted in an aggregate of 661,199 shares of the Company's Class A common stock being issued and outstanding at that time.

     Pursuant to a Share Exchange Agreement dated October 27, 1995 ("Share Exchange II"), the Company acquired all of the outstanding common stock of DoubleCase Corporation, a Kansas corporation, and also converted certain debt owed by DoubleCase Corporation and the Company, respectively, into Class A common stock of the Company and Class A preferred stock of the Company. A copy of the Share Exchange II is attached hereto and is incorporated by reference. See Part III, Item 1.

     Upon completion of the Share Exchange II and debt conversion described in the Share Exchange II, there were 4,825,384 shares of Class A Common stock and 187,190 shares of Class A Preferred stock issued and outstanding as of December 31, 1995.

     Between December 31, 1995 and August 22, 1996, the Company issued 2,250,000 shares of its Class A common stock. Said shares were issued on May 14, 1996, to raise working capital for the Company. These shares were subscribed to by a business development company and were issued exempt from registration under Rule 504, Reg. D.

     On August 23, 1996, the Company underwent a 1-for-2 reverse split of its Class A common stock. After the reverse split, there were 3,537,692 Class A common shares outstanding and 187,190 shares of Class A Preferred stock.



     Between August 24, 1996 and December 10, 1996, the Company issued 2,235,832 shares of its Class A common stock and retired 807,500 shares of its Class A common stock, all of which resulted in 4,966,024 shares of Class A common stock issued and outstanding as of December 10, 1996.

     During this period the Company issued the following shares of its Class A common stock: 57,000 shares as compensation for services rendered; 73,651 shares in exchange for company debt; 125,000 shares for the exercise of a previously granted option; 1,055,724 shares to meet certain contractual obligations made by the Company; 857,143 shares in exchange for preferred stock of another Company; and 67,314 shares to correct an accounting mistake when the Company was restructured.

     The 807,500 shares cancelled during this period were shares held by First Colonial Funds, Ltd. The shares were cancelled on November 5, 1996 after when First Colonial Funds, Ltd. defaulted on a promissory note which it had made to the Company.

     On December 10, 1996, the Company reversed split its common shares, issuing one share for every twenty shares previously outstanding. After the reverse split there were 246,669 shares outstanding after accounting for fractional rounding.

     On December 7, 1998, the Company issued a stock dividend of 200,000 shares of Anything Internet Corporation, an Internet e-commerce company it invested in, to its shareholders of record on November 3, 1998. As of May 7, 1999 the Company retained 800,027 shares of Anything Internet, or about 26% of Anything Internet's issued and outstanding shares.

     Between December 10, 1996 and March 31, 1999, the Company issued a net increase of 9,445,335 shares of its Class A common stock. There have been no splits or dividends of the Company's Class A common stock between December 10, 1996 and June 30, 1999. On June 30, 1999, there were 9,691,804 shares of the Company's Class A common stock and 187,190 shares of the Company's Class A Preferred stock issued and outstanding.


BUSINESS

     Banyan Corporation is a publicly traded holding company focused on investing in and building a network of operating subsidiaries engaged in designing, manufacturing and marketing products and services aimed at the personal computer market, the notebook computer segment in particular, and Internet e-commerce.

     The notebook computer market is currently the fastest growing segment of the personal computer industry - growing at an estimated rate of four times that of the desktop personal computer market. Banyan offers a series of products especially for the notebook computer market through its wholly-owned subsidiary, DoubleCase Corporation.


     DoubleCase is a U.S. supplier of hard-side protective carrying cases for notebook computers. Compared to the more frequently used soft-side, or "bag", type carrying case, the DoubleCase product line of hard-side protective carrying cases offers a level of protection that will protect even the most costly notebook computer or portable electronic device through most sudden impacts, drops and rough handling.

     Banyan's interest in Internet e-commerce is a natural complement to its personal computer products business interests. The largest segment of Internet sales are expected to be computer hardware, software and consumer electronics purchases.

     Currently, Banyan offers its products directly to consumers via the Internet through its DoubleCase Internet site, www.doublecase.com, as well as third party resellers such as Anything Internet Corporation, an Internet e-commerce company which Banyan also retains an ownership position in.


TOPLISTING.COM CORPORATION

     TopListing.com Corporation, a wholly-owned subsidiary of the Company, was formed to hold the website optimizing service which the Company purchased from Showcase Technologies, LLC in November of 1999. The Company's main service is the running and maintenance of its website, www.Toplisting.com. TopListing.com is a website which enables owners of web sites to increase the numbers of hits their sites receive via internet search engines. The Company is currently working to integrate these services into its existing structure, and has rented space in Long Island, New York, to house the operation. From this location, the Company has been working to expand TopListing.com's web site services and to enter into the website design, consulting, and programming fields by July, 2000.



DOUBLECASE  CORPORATION


     DoubleCase Corporation, a wholly-owned subsidiary of the Company, is involved in the design, manufacture and marketing of personal computer accessory products, most notably a line of hard-sided carrying cases for notebook computers and portable electronic devices.

     Notebook computers and portable electronic devices are often quite expensive and are typically extremely sensitive to impact and extreme temperatures. Through modern design and manufacturing techniques, DoubleCase has created a line of attractive, functional and affordable hard-sided protective carrying cases for notebook computers and other sensitive electronic devices. DoubleCase cases are built using four levels of protection: an outer shell, an air cushion barrier, an inner shell, and The Perfect Fit Protective Foam Interior System(tm).

     DoubleCase cases range in size from the NB-1000 Series, which carries a single notebook computer with no accessories or documents, all the way to the NB-5000 Series, which has storage room for the notebook computer, power supplies, extra batteries, and even a portable printer, as well as a folio for executive briefs and documents. DoubleCase cases are typically price competitive with other manufacturer's similarly configured and sized hard-sided and soft-sided offerings.

     Complementing its line of protective cases, DoubleCase also manufactures and markets a line of custom-fit "saddlebag" products which attach securely to the outside of the protective case to provide additional storage for less sensitive items and reduce the need to carry a briefcase in addition to the DoubleCase product. Various sized saddlebag products are available to fit DoubleCase's entire line of protective cases.

     In addition to cases for portable computers, DoubleCase also offers a line of hard-sided carrying cases that can be customized to protect a variety of other sensitive portable electronic devices, including digital cameras and external data storage devices such as the Iomega Zip(tm) and Jazz(tm) Drives. Markets for these devices are expanding rapidly, and DoubleCase seeks to take advantage of that growth by offering the same level of protection for these devices as it does for notebook computers.

     All DoubleCase products are manufactured and assembled in United States and carry a limited lifetime warranty. At the Company's facility in Colorado Springs, final assembly, warehousing, shipping and all marketing and administrative functions occur. The Company has its carrying cases blow molded by third party molders in the United States then shipped to Colorado Springs. At the Colorado Springs facility, the final assembly consists of assembling the interior of the case with components (foam, file folders, partition panels, lid stays) purchased from third party suppliers who make these items specifically for DoubleCase. A single case can be assembled, packaged, warehoused or shipped in 0.25 man hours.

     Additionally, DoubleCase is currently evaluating several options to expand its current product lines. These options include developing new products that fill niches in the notebook computer accessory market, acquiring new products and technologies from third party inventors, and acquiring other companies that complement DoubleCase's strategic business goals without losing its focus on the notebook computer market.


     In November of 1999, the Company acquired the assets of Showcase Technologies, LLC('Showcase') a partnership in the state of New York, on November 1, 1999. The primary assets of Showcase were a line of hard and soft carrying cases for notebook computers and cameras, and what the Company calls a website optimizing service.

     Pursuant to the acquisition agreements, the line of hard and soft carrying cases, which utilize a patented internal rail and track system that holds objects securely in the cases, is now owned by Doublecase Corp. The Company is working on integrating the carrying case and rail systems product lines it acquired into Doublecase's existing product line. the Company estimates that this integration process will be completed by the third fiscal quarter of 2000, by which time the Company hopes to release its next generation of computer cases.

MARKETING  AND  SALES

     The Company, through its DoubleCase subsidiary, has targeted notebook computer users as its primary market. The notebook computer market is currently the fastest growing segment of the computer industry. According to BIS Strategic Decisions, Inc., a market research firm, sales of notebook computers are growing at about four times the rate of desktop computers. The market is extremely competitive and is dominated by well-known manufacturers such as IBM, Toshiba, NEC, Texas Instruments, and Apple. Intense competition has resulted in sharp price reductions by manufacturers and shorter periods of time for bringing new technologies to market. These are the same factors that put desktop computers into a large percentage of U.S. homes. Management believes notebook computers are gaining similar large-scale acceptance.

The Company is focusing its marketing efforts in the following areas:

     CONSUMER MARKET - DoubleCase is currently selling its products through the computer distributor Ingram Micro who in turn resells the products to dealers who in turn sell to the end user, or consumer. Additionally, DoubleCase maintains a world wide wed site (www.doublecase.com) which illustrates all of the DoubleCase's products and allows end-users to purchase DoubleCase products. Management has targeted several major U.S. computer retailers to offer DoubleCase products although none do so yet. Currently the consumer market, whether it be through "distribution/channel sales", company direct, or internet sales, accounts for approximately 60% of the Company's sales.

     GOVERNMENT/INSTITUTIONAL MARKET - DoubleCase is rapidly becoming a major supplier of protective carrying cases to various federal, state and local government agencies, as well as Fortune 500 companies. DoubleCase products are currently listed by two DoubleCase government resellers on the GSA Schedule, which streamlines the purchasing process by having DoubleCase products "pricing approved" so that the government agency does not have to acquire several bids before purchasing. DoubleCase products are also approved for government VISA authorization, which helps expedite government sales. This market segment currently accounts for approximately 30% of the company's sales.

     DISTRIBUTION/CHANNEL SALES - Channel Sales are the primary method used by manufacturers to get their products to market. The "channel" begins with the manufacturer and ultimately end with the consumer. Typically, the manufacturer will sell its product to a distributor which in turn sells the product to resellers, dealers and value added resellers (VARs) who then sell it to the end consumer. This method is preferred by most resellers, dealers and VARs because it eliminates their need to coordinate inventory purchases from hundreds, if not thousands, of individual manufacturers; in essence, the distributor is a "shopping mall" for most resellers, dealers and VARs. DoubleCase is working on increasing the number of distributors from one, Ingram Micro (NYSE: IM), to carry its products in order to expand its channel sales presence.


     ORIGINAL EQUIPMENT MANUFACTURERS (OEM's) - DoubleCase is just entering the realm of becoming an OEM supplier, allowing DoubleCase products to be sold as standard or optional equipment on new notebook computer purchases. In June 1998, Dell Computer (NASDAQ: DELL) selected DoubleCase at its provider of hard-sided protective carrying cases for its notebook computers. Under this non-exclusive agreement, DoubleCase cases are presently being offered as an option on new notebook purchases and are being sold under the DoubleCase brand; Dell is under no obligation to purchase DoubleCase products, now or in the future. To date, OEMs account for less that 5% of the Company's sales.


     INTERNET  SALES - The Company is targeting  Internet  e-commerce  and web -
design sales via its sales for its website optimizing service, www.toplisting.com, which is now owned by TopListing.com Corporation. The Company believes that the TopListing.com integration will be completed by the end of the 2nd quarter of 2000, and at that time the Company intends to create an agressive marketing strategy targeting other existing web-sites in addition to expanding TopListing.com Corporation's web programming services.


     Additionally, the Company implements internet sales via Through its own site, www.doublecase.com, and others such as www.dell.com and www.anythingpc.com, DoubleCase is building a strong Internet retail presence. With the growing popularity of shopping from home or the office via the Internet, Internet storefronts such as these are expected to become a significant source of future revenues.



     INTERNATIONAL SALES - Although DoubleCase has concentrated its marketing efforts primarily on the United States, where nearly half of all notebook computers are purchased, it has also pursued opportunities to establish international sales. Currently, DoubleCase products are sold through international dealers in France, Canada and England. DoubleCase intends to continue pursuing growth opportunities in these markets. In 1998, international sales account for approximately 14.3% of the Company's sales.

COMPETITION


     Currently, the market for carrying cases for notebook computers and sensitive electronic equipment is dominated by soft-sided products. Management estimates that less than three percent (3%) of notebook computer owners purchase hard-sided carrying cases. This estimate includes owners who purchase standard briefcases in which to carry their notebook computers. Of the estimated less than 3%, management believes that approximately 10%, or less than about .3% of all notebook computer purchasers currently buy the present DoubleCase line of cases. Management believes DoubleCase products are in an advantageous position as one of the few existing manufacturers and marketers of hard-sided protective carrying cases.

The only direct competition DoubleCase has encountered to date for its hard-sided cases is from Samsonite, which offers only two models of its own hard-side carrying case, and Zero Haliburton, which does not market its products through normal retail channels and tends to have significantly higher suggested retail prices. Targus, a large provider of soft-side carrying cases as recently offered one of its soft side bags in a hard shell design. It is to soon to tell what acceptance this new Targus hard shell case will have in the market. What impact this will have on DoubleCase's marketing and sales efforts is unknown at this time. With little direct competition from hard-side case manufacturers to date, DoubleCase intends to focus its competitive efforts on emphasizing that the DoubleCase designs provide superior protection at affordable prices.


          The soft-side carrying case market is primarily dominated by two manufacturers: Targus and Kensington Microware.

          Targus designs and manufactures soft-sided carrying cases for notebook computers. Targus has recently introduced the "Hard Shell Universal Bag" which is a hard-shell design of the Targus soft-sided "Universal Bag". Their literature represents that it is not available in retail stores although it is offered for sale on their web site and also on the Dell computer web site. It is to soon to evaluate market acceptance of the "Hard Shell Universal Bag" although Targus is well established and is believed to have significant financial resources available for marketing.

          Kensington Microware is a wholly owned subsidiary of ACCO World, the large office supply company based in San Mateo, California, and manufactures a wide variety of computer accessory products, including a line of soft-sided cases for notebook computers.

          By targeting the soft-sided carrying case market, DoubleCase will be competing against well established companies that have significantly greater financial and personnel resources than the Company. Management will focus competitive efforts on emphasizing the superior protection offered by and affordability of the DoubleCase product line and continue furthering efforts to get DoubleCase products into the all appropriate retail markets.






ANYTHING  INTERNET  CORPORATION

     On August 19, 1998, the Company entered into a Share Exchange Agreement with Anything, Inc., subsequently renamed Anything Internet Corporation. Under the terms of the agreement, Anything Internet was re-capitalized with 200,000 shares of Banyan restricted Common Stock and granted stock options to purchase 300,000 shares of Banyan Common Stock at: 100,000 shares at $0.50 a share, expiring February 28, 1999 which were extended to expire on August 31, 1999; 100,000 shares at $1.00 a share expiring August 31, 1999; and 100,000 shares at

$2.00 a share, expiring August 31, 2000. In return for this equity issuance, the Company received 1,000,000 shares of Anything Internet Common Stock and, after a stock dividend to its shareholders, the Company now retains 800,027, or about 26%, of Anything Internet. In addition, Banyan appointed two members, Cameron Yost and J. Scott Sitra, to Anything Internet's Board of Directors.

     Anything Internet is an Internet e-commerce holding company focused on building a network of successful e-commerce operating companies, joint ventures, strategic alliances and partnerships.

     Currently Anything Internet operates through one wholly-owned subsidiary, AnythingPC Internet Corporation ("AnythingPC"). AnythingPC is a rapidly growing Internet based discount retailer of over 201,000 different computer hardware, software and peripheral products to end consumers and businesses. Through its Internet storefronts - www.anythingpc.com, www.anythingmac.com, and www.anythingunix.com - AnythingPC offers one-stop shopping to its customers 24 hours a day, seven days a week. In addition to its wide array of product offerings, AnythingPC's storefronts feature competitively priced "Hot Products", an easy-to-use graphical interface, a powerful search engine to locate any product desired, a unique "quote monkey" for pricing assistance on hard-to-find products, and a special "notify me" feature that automatically notifies customers when a backordered product arrives in stock and keeps the customer appraised of the estimated time of arrival.

     At the present time the Company views its relationship with Anything Internet as purely a strategic investment. Anything Internet does, however, sell the Company's products via its Internet storefronts, which are responsible for generating more than 10% of the Company's gross sales. More in depth information on Anything Internet may on be found through its own SEC filings.

Item 2.  DESCRIPTION OF PROPERTY

     The Company, and its wholly-owned subsidiary DoubleCase Corporation, share combined headquarters in Colorado Springs, Colorado at 4740 Forge Rd., Bldg. 112 in a 2,760 square foot office/warehouse space. The Company previously occupied this space on a two year lease whereby it paid $1,138 per month. The lease expired, and the Company has negotiated a new one year lease on the location with a one year extension at a monthly rental rate of $1,244 per month. lease has not yet been executed, and in the interrim period the Company has been paying $1,244 per month on a month to month tenancy basis for the space.

     Additionally, the Company's whooly owned subsidiary TopListing.com Corporation rents approximately 1,170 square feet of space at 33 E. Merrisck Rd. in Valley Stream, New York. The lease for this space is $1,500 per month from November 1999 through October, 2000, and has two renewal periods of two years each with the rental price going up $100 each year of each renewal period.

Item 3.  LEGAL PROCEEDINGS

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of its security holders during its fiscal year ended December 31, 1999.

Part II.
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is quoted on the pink sheets under the symbol "BANY." The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 1999 and prior. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of July 27, 1999 there were exactly 400 shareholders of Common Stock and 18 shareholders of the non-trading Preferred Class 'A' Stock.


                           High              Low
                          -----              ----
1999
-----
Fourth Quarter              0.62             0.06
Third Quarter               1.50             0.12
Second Quarter              1.06             0.62
First Quarter               1.50             0.57

1998
-----
Fourth Quarter              0.92             0.35
Third Quarter               0.56             0.22
Second Quarter              0.40             0.16
First Quarter               0.35             0.14



(b) As of December 31, 1999, there were approximately 400 holders of the Company's Common Stock.

(c)  No dividends were paid during the fiscal year ending Dec. 31, 1999.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION


     Management's Discussion and Analysis or Plan of Operations

Year Ending December 31, 1999 Compared to Year Ending December 31, 1998

     Sales for the year 1999 were $141,176, a 31.6 percent reduction from 1998 sales of $206,467. Operations of the Company were maintained at minimal levels during 1999 and 1998 because of the Company's inability to obtain adequate financing. As a result the Company was unable to develop new products for to meet customer requirements and to adapt to the larger size of laptop computers that have 14 and 15 inch monitors. The lack of capital also made it difficult for Banyan to market its products in a cohesive manner. Without proper marketing, the Company cannot make potential customers aware of the features and benefits of its products.

     Gross margins in 1999 were 62.7% compared with 66.7% in 1998 reflecting the impact of buying inventory in smaller quantities to preserve cash. Improvements in gross margins are not expected in the year 2000 as Banyan has realized the full impact of its cost reduction efforts. Loss from operations in the year 1999 of $577,100 increased 32.4% over 1998 results. Selling, general and administrative expenses increased $92,394 to $665,711. These increased costs were the result of an increase in professional expenses of $33,128 primarily needed to comply with certain government regulations and other legal matters, increased salary expense of $32,777, primarily in the fourth quarter, 1999 reflecting the start up of operations for Banyan's new product line Toplisting.com and increased public relations costs of $36,626. Offsetting these increases were some minor increases and decreases in other operating expenses.

     The Company's net loss before provision for income taxes increased 8.9% from $494,910 in 1998 to $538,889. This increased loss was the result of the increased loss from operations of $141,244 and the increased equity loss of Anything Internet Corporation of $78,735 offset in part by the increased gain realized from the sales of stock in two companies of $171,254 and a decrease in net interest expense of $4,746. In accordance with equity accounting rules, the Company has written off its entire investment in Anything and therefore anticipates no more equity losses from this investment.

     On November 1, 1999 the Company acquired all of the assets of Showcase Technologies, LLC. Showcase designs, assembles and sells both hard and soft shelled carrying cases for laptop computers and cameras as well as developed system to optimize web pages. By this acquisition, Banyan, through its subsidiary DoubleCase Corporation, is able to serve a much broader portion of the computer carrying case market with an expanded family of products. Toplisting.com Corporation, a wholly owned subsidiary of Banyan, will operate the web page optimization and other web services product line. While the results of these new products are included in the Company's financial results for the last two months of 1999, the full impact of this acquisition will not be realized until the year 2000.



Liquidity and Capital Resources

     Despite continuing to experience losses from operations the Company was able to meet its financial requirements and to acquire the assets of Showcase. Monies were raised through the continuing sales of the Company's common stock during the first three quarters of 1999 and by selling portions of its investment in Anything during the fourth quarter of the year. Sales of the Company's common stock were suspended in the third quarter because of the depressed price of the stock and because the Company's management decided to sell shares of Anything in the open market to meet its financial needs. Banyan expects that it will continue to sell additional common stock of Anything throughout 2000 and to minimize the sales of its own common stock. The Company continues to exchange its common stock in return for services provided by third parties and in exchange for debt issuances.

     The acquisition of Showcase was made through a combination of cash, issuance of common stock and notes payable and payment of certain liabilities of Showcase for a total purchase price of $259,315. Throughout the year 2000 the Company expects to continue to invest in the development of products related to this acquisition.

     Banyan expects to continue to sell sharse of Anything to meet its cash flow needs that exceed funds generated from normal operations in order to support the expansion of its product lines throughout 2000. If the Company determines that it is not feasible to sell these shares, the Company will make efforts to arrange a short-term line of credit to meet its cash flow needs.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto at page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending 1999.

Part III.

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  OF
         REGISTRANT

Name                  Age                Position
-----                 ---                ---------
Cameron B. Yost        46                Prior Chairman, President, Chief
                                         Executive Officer and Director
Lloyd K. Parrish Jr.   61                Director
Lawarance Stanley      51                Chairman, President, Chief Executive
                                         Officer and Director
Jeffrey M. Rhodes      35                Director
Alan Hillsberg         43                President, TopListing.com Corporation


     The Board of Directors of the Company is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each director and executive officer of the Company. There is no family relationship between any Director or Executive Officer of the Company.


     LAWARANCE STANLEY, Chairman, President, Chief Executive Officer and Director. Mr. Stanley was a director and secretary of the Company from 1998 until he replaced Cameron Yost in the positions of Chairman, President, Chief Executive Officer in May of 2000. Mr. Stanley has been the owner of Stanley Accounting Services, an independent accounting business since 1992, and owns half of The P3 Group, which has provided management training to companies of all sizes since 1997. Prior to starting these businesses, he was President of Kaman Instrumentation Corporation, a subsidiary of Kaman Corporation, and Controller of a division of Bendix Corporation.

LLOYD K. PARRISH JR., Director, has held his position since 1995 and is concurrently a director at DoubleCase Corporation. Mr. Parrish has an extensive background in business development and operations. Since 1996 he has held the position of President at Parrish Corporation, oil & gas property operation and management firm. He has owned Parrish Oil Company, oil and gas production in Kansas, Oklahoma and Nebraska since 1972. In 1996 he served as the National President to the Society of Independent Professional Earth Scientists. And since 1998 he has helped manage and is a part owner of Sandhill LLC, a natural gas gathering, purchasing and marketing corporation.

     JEFFREY M. RHODES, Director. Mr. Rhodes became a director of the Company on May 5, 2000. From 1996 to the present Mr. Rhodes has served as the Chief Technical Officer of Platte Canyon Multimedia Software Corporation of Colorado Springs, Colorado. Prior to that, from 1992 to 1996 Mr. Rhodes was employed as the Technical Lead/Multimedia Developer, and then the Director of Multimedia Software for Titan Information Systems Corporation, also of Colorado Springs, Colorado. From 1987 to 1992 Mr. Rhodes was employed by the United States Air
Force as the Chief of the Engineering & Operations Branch in the Communications-Computer Systems Division. Mr. Rhodes received a B.S. in Electrical Engineering from the United States Air Force Academy in 1987, a Diploma of Science in Economics from the London School of Economics in 1988, and a Master of Science in Economics from the London School of Economics in 1989.

     ALAN HILLSBERG, President Toplisting.com Corporation. Mr. Hillsberg has worked at Toplisting.com Corporation since November, 1999, when the assets of Showcase Technologies, LLC, a company which Mr. Hillsberg had owned and managed since May 1995, were purchased by the Company. From January, 1994 to February, 1995 Mr. Hillsberg worked in sales at Protective Technologies, Inc. of Yonkers, New York, and prior to that he worked at Showcase Packaging, Inc. of Howard Beach, New York from 1981 to 1994. Mr. Hillsberg received his B.A. from Brooklyn College in June of 1974.

     The Company currently has only one employment agreement with officers and management personnel. The Company has an employment agreement with Mr. Hilsdale as president of TopListing.com Corporation, incorporated hereto be reference to
Exhibit 10.2 from the Company's current Form 8-K filed on January 10, 2000. The term of this agreement is from November, 1999 to November, 2001. Under the terms of this agreement Mr. Hilsdale is compensated at the rate of $116,000 per year, 10% of the Company's net pre-tax profit, payable 45 days after the close of each calendar quarter for the term of the Agreement, 20% of Double Case Corporation's net pre-tax profit, payable 45 days after the close of each calendar quarter for the term of the Agreement, and options to purchase 235,000 shares of common stock of the Company at $0.1187 per share (95% of market value October 26, 1999).

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal year ended December 31, 1998, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 1999 and no bonuses were awarded during fiscal 1999.

                                         Annual  Compensation               Awards             Payouts
                                   ------------------------------  -------------------------  ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)         ($)        ($)
- ----------                   ----  ----------  ---------  -------  -----------  ------------  ---------  --------
Cameron Yost
  (the Company's prior
   President,  CEO and
   Director)                 1999     109,000                                                              $49,400(2)
                             1998      90,400                            14,000
                             1997      86,000                        (1) 66,000

Lloyd Parrish, Jr.
  Director                   1999
                             1998
                             1997


Lawrence Stanley
  Secretary
  and Director               1999      6,000
                             1998
                             1997

Alan Hillsberg
  President,
  TopListing.com Corp.       1999     19,333                            235,000(3)
                             1998
                             1997





(1) For accrued Board of Directors' fees. $6,000 annually between 1991 and 1997 for DoubleCase Corporation aggregating $42,000 and $8,000 annually between 1995 and 1997 for Banyan Corporation aggregating $24,000.

(2) Includes $49,400 in deferred compensation for previous years and spent on Mr. Yost's unsuccessful legal defense to Roger Fidler, Esq. and Robert Simels, Esq.

(3) The options on the 235,000 shares were issued at a 'strike price' of $0.1187 per share (95% of market value October 26, 1999) pursuant to the employment agreement with Mr. Hillsdale.



                                   STOCK OPTIONS

     In addition, the Company has adopted an incentive stock option plan for its officers, directors and salaried employees. The plan is administered by the Board of Directors. The options are exercisable for a period of 10 years, except in the case of any option holders owning 10% or more of the Company's outstanding Common Stock, in which case the exercise period is five years. The exercise price for options granted pursuant to the plan is 95% of the closing market price of the Common Stock on the date the option is granted, or if no market exists, then as determined by the Board of Directors. An Aggregate of 105,345 shares are reserved for issuance under the plan. As of June 30, 1999, options to purchase an aggregate of 11,154 shares of Common Stock, at an exercise price of $0.05 per share, had been granted to Cameron Yost. The following table summarizes the current options issued and outstanding.

                                                   Number of
                                                  Securities        Value of
                                                  Underlying       Unexercised
                                                  Unexercised     In-the-Money
                                                 Options/SARs     Options/SARs
                 Shares                          at FY-end (#)    at FY-end ($)
              Acquired on
                Exercise                         Exercisable/     Exercisable/
Name              (#)       Value Realized ($)   Unexercisable    Unexercisable
- ----          -----------     --------------    --------------    -------------
Cameron Yost
  President,
  CEO and
  Director             -0-                 -0-           11,154  $      8,365.50

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.

                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
- --------------------------------      -----------   ---------
Cameron B. Yost (2)
   4740 Forge Rd., Bldg. 112
   Colorado Springs, CO  80907          1,227,154        12.7%
Lloyd Parrish, Jr.
   4740 Forge Rd., Bldg. 112
   Colorado Springs, CO  80907          1,055,837        10.9%
Lawarance Stanley
   4740 Forge Rd., Bldg. 112
   Colorado Springs, CO  80907             44,020         0.5%
All current directors and executive
 officers as a group (3 persons)        2,327,011        24.1%

Five Percent Shareholders
- -------------------------
Ann L. Gee (3)
   110 S. Main Street, #510
   Wichita, KS  67202                     581,932         6.0%
- --------------------------------      -----------    ---------

(1) Percentage of ownership is based on 9,691,804 shares of Common Stock issued and outstanding as of June 30, 1999.
(2) Includes a vested stock option to purchase 11,154 at an aggregate price of $0.05 a share.
(3)     Ann L. Gee is Lloyd K. Parrish  Jr.'s  sister. Mr.Parrish is a Director.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

CERTAIN  BUSINESS  RELATIONSHIPS

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

INDEBTEDNESS  OF  MANAGEMENT

     DoubleCase Corporation is indebted to Mr. Parrish in the amount of $66,589. This obligation is represented by a promissory note, bears interest at the rate of 10% per annum and is secured by the DoubleCase's furniture, equipment, inventory and accounts receivable. The note was originally due and payable on April 1, 2000, but Mr. Parrish has extended the due date to April 1, 2001. DoubleCase used the proceeds of this note for working capital shortfalls.

     As of March 31, 1999, DoubleCase was indebted to one stockholder for an aggregate amount of $38,647. These obligations bear interest at rates ranging from 6% to 12% per annum and are not secured by assets of the Company, and was originally due on April 1, 2000, however the stockholder extended the due date to April 1, 2001.



Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10-SB filed on May 14, 1999, and Amendments thereto filed on August 16, 1999, October 27, 1999, January 12, 2000, and April 3, 2000


     (b) Form 8-k and its associated schedules and reports, and amendments reflecting the purchase of assets from Showcase Technologies filed on April 3, 2000, March 24, 20000, and January 12, 2000.

                               BANYAN CORPORATION

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                            December 31, 1998 & 1999

                               BANYAN CORPORATION
                        Consolidated Financial Statements



                                TABLE OF CONTENTS


                                                                        Page

INDEPENDENT AUDITOR'S REPORT ON
    THE CONSOLIDATED FINANCIAL STATEMENTS                               F-1


CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated balance sheet                                     F-2
         Consolidated statement of operations                           F-3
         Consolidated statement of stockholders' deficit                F-4
         Consolidated statement of cash flows                           F-5
         Notes to consolidated financial statements                     F-7

                            RONALD R. CHADWICK, P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                         2851 S. PARKER ROAD, SUITE 720
                             AURORA, COLORADO 80014
                                   ----------
                             TELEPHONE:(303)306-1967
                            TELECOPIER:(303)306-1944




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Banyan Corporation
Colorado Springs, Colorado

I have audited the accompanying consolidated balance sheet of Banyan Corporation as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Corporation as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.


Aurora, Colorado                                  /s/ RONALD R. CHADWICK
March 30, 2000                                        RONALD R. CHADWICK, P.C.


                               BANYAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999


                                            ASSETS

Current assets
      Cash                                                                           $    32,423
      Accounts receivable                                                                 46,874
      Inventory                                                                           66,981
      Prepaid expenses
                                                                                             300
                                                                                  ---------------
             Total current assets                                                        146,578
                                                                                  ---------------
Fixed assets
      Furniture and fixtures                                                              20,512
      Equipment and tooling                                                               15,648
                                                                                  ---------------
                                                                                          36,160
      less accumulated depreciation                                                     (19,481)
                                                                                  ---------------
                                                                                          16,679
                                                                                  ---------------
Other assets
      Trademarks and licenses, net of accumulated
            amortization of $61,552                                                       23,503
      Goodwill, net of accumulated amorization of $3,778                                 222,829
      Other                                                                                3,180
                                                                                  ---------------
                                                                                         249,512
                                                                                  ---------------

Total Assets                                                                          $  412,769
                                                                                  ===============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Accounts payable                                                                $  145,269
      Accrued salaries and related exp.                                                   60,769
      Accrued interest                                                                   235,186
      Other                                                                                2,000
      Notes payable                                                                      272,234
                                                                                  ---------------
          Total current liabilties                                                       715,458
                                                                                  ---------------

Total Liabilities                                                                        715,458
                                                                                  ---------------

Stockholders' Deficit
      Preferred stock, Class A: no par value;
          500,000 shares authorized; 187,190 issued and outstanding;
          callable at $2.75 per share and convertible                                    334,906
      Common stock, Class A: no par value;
          50,000,000 shares authorized;
          10,597,768 issued and outstanding                                            3,442,556
      Accumulated deficit                                                            (4,080,151)
                                                                                  ---------------
Total Stockholders' Deficit                                                            (302,689)
                                                                                  ---------------

Total Liabilities and Stockholders' Deficit                                           $  412,769
                                                                                  ===============


                   The accompanying notes are an integral part of the consolidated financial statements.



                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For The Years Ended December 31, 1998 and 1999



                                                                       1998                 1999
                                                                  ----------------     ----------------

Sales, net                                                            $   206,467          $   141,176

Cost of  sales                                                             69,006               52,565
                                                                  ----------------     ----------------

Gross margin                                                              137,461               88,611

Research & development
                                                                                -                    -
Selling, general and administrative expenses                              573,317              665,711
                                                                  ----------------     ----------------

Loss from operations                                                    (435,856)            (577,100)

Other income (expense)
     Interest income
                                                                                                 1,671
     Interest expense                                                    (22,913)             (19,838)
     Gain (loss) on sale of assets                                                             174,703
                                                                            3,449
     Equity income of Anything Internet Corporation                      (39,590)            (118,325)
                                                                  ----------------     ----------------

Income (loss) before provision for income taxes                         (494,910)            (538,889)

Provision for income tax
                                                                                -                    -
                                                                  ----------------     ----------------

Net income (loss)                                                    $  (494,910)         $  (538,889)
                                                                  ================     ================

Net income (loss) per share
(Basic and fully diluted)                                          $       (0.06)       $       (0.06)
                                                                  ================     ================

Weighted average number of
common shares outstanding                                               8,359,433            9,769,450
                                                                  ================     ================



                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                               BANYAN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 For The Years Ended December 31, 1998 and 1999


                                          Common Stock      Preferred Stock    Common Stock     Stock                      Stock-
                                            Class A             Class A         Subscribed      Subscrip.   Accum.        holders'
                                  Shares           Amount   Shares   Amount    Shares   Amount  Receivable  Deficit       Deficit
                                  ------           ------   ------   ------    ------   ------  ----------  -----------   -------

Balances at December 31, 1997      4,430,127    $2,117,710  187,190 $ 334,906  143,000 $ 40,000 $(40,000) $ (3,026,352)  $(573,736)

Issuance of shares pursuant to
    rights offering                2,632,802       220,805                                                                 220,805

Issuance of stock for services       952,270       151,651                                                                 151,651

Sales of common stock              1,077,500       326,000                                                                 326,000

Stock issued for equity
    investment                       200,000       106,629                                                                 106,629

Property dividend                                                                                              (20,000)    (20,000)

Net gain (loss) for the year
    ended December 31, 1998                                                                                   (494,910)   (494,910)
                               --------------  ----------- -------- --------- ---------- ------ ---------- ------------- ----------

Balances at December 31, 1998      9,292,699    $2,922,795  187,190 $ 334,906  143,000 $ 40,000 $(40,000) $ (3,541,262)  $(283,561)

Issuance of stock for services         5,500
                                                     4,125                                                                   4,125

Sales of common stock                780,732       444,803                                                                 444,803

Issuance of stock for assets         566,667
                                                    70,833                                                                  70,833

Stock cancellations                 (47,830)                                  (143,000) (40,000) 40,000

Net gain (loss) for the year
    ended December 31, 1999                                                                                (538,889)      (538,889)
                               --------------------------- --------- -------- --------- -------- -------- ------------- -----------

Balances at December 31, 1999     10,597,768    $3,442,556 187,190  $ 334,906     -     $   -      $  - $(4,080,151)     $(302,689)
                               ==============   ========== ======== ========= ======== ========= ======= ============== ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                       F4


                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For The Years Ended December 31, 1998 and 1999



                                                                            1998                  1999
                                                                       ----------------     -----------------

             Cash Flows From Operating Activities:
                  Net income (loss)                                       $  (494,910)          $  (538,889)

                  Adjustments  to reconcile  net income to net cash  provided by
                  (used for) operating activities:
                       Depreciation and amortization                            15,909                22,791
                       Loss in Anything Internet Corporation                    39,590               118,325
                       Compensatory stock issuances                            151,651                 4,125
                       Compensatory debt issuance                                                     23,500
                       Accounts receivable                                                               621
                                                                                 5,486
                       Inventory and prepaid expenses                         (26,274)              (19,411)
                       Deposits                                                                        2,000
                                                                                 4,319
                       Accounts payable and accrued expenses                  (57,404)                49,724
                                                                       ----------------     -----------------
                            Net cash provided by (used for)
                            operating activities                             (361,633)             (337,214)

                                                                       ----------------     -----------------

             Cash Flows From Investing Activities:
                   Securities                                            $     12,729         $       2,316
                   Fixed assets                                                                     (19,469)
                   Goodwill                                                                         (75,774)
                   Loan to Anything Internet Corporation                                            (75,000)
                                                                                                       (995)
             Other
                                                                       ----------------     -----------------
                            Net cash provided by (used  for)
                            investing  activities                              12,729             (168,922)

                                                                       ----------------     -----------------




                          (Continued On Following Page)






         The accompanying notes are an integral part of the consolidated financial statements.


                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For The Years Ended December 31, 1998 and 1999

                         (Continued From Previous Page)

                                                                            1998                  1999
                                                                       ----------------     -----------------

             Cash Flows From Financing Activities:
                  Receipts from notes payable                                                         63,500
                                                                                 5,000
                  Payments on notes payable                                   (76,640)
                                                                                                           -
                  Proceeds from issuance of common stock                       447,239               444,803
                                                                       ----------------     -----------------
                            Net cash provided by (used for)
                            financing  activities                              375,599               508,303
                                                                       ----------------     -----------------

             Net Increase (Decrease) In Cash                                    26,695                 2,167
             Cash At The Beginning Of The Period                                 3,561                30,256

                                                                       ----------------     -----------------

             Cash At The End Of The Period                                $     30,256          $     32,423
                                                                       ================     =================


             Schedule Of Non-Cash Investing And Financing Activities

             During the year ended December 31, 1998, the Company issued 200,000 common shares to purchase an equity interest in Anything Internet Corporation valued at $106,629, and issued 1,187,190 common shares for $99,566 in debt cancellation.

             During the year ended December 31, 1999, the Company issued 566,667 common shares valued at $70,833 and a note payable for $80,000 as partial payment for the assets of Showcase Technologies, LLC.

             Supplemental Disclosure

             Cash paid in 1998 and 1999 for interest and income taxes: None.











         The accompanying notes are an integral part of the consolidated financial statements.

                               BANYAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Banyan Corporation ("Banyan", the "Company"), was incorporated in the State of Oregon on June 13, 1978. The Company manufactures and distributes hard and soft carrying cases for portable notebook computers and data storage devices, and provides website services to e-tailers. The Company's principal markets consist of wholesale and retail sellers of computers and related devices throughout the United States.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Banyan Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Other assets

Product licenses, goodwill and trademarks are recorded at cost and amortized based on the straight line method over five to ten years.

Accounts receivable

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 1999 the Company had no balance in its allowance for doubtful accounts.

Revenue recognition

Revenue is recognized by the Company for its carrying case business when a product is shipped to a customer. For web page design, revenues are recognized when services have been successfully completed.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES (Continued):


AICPA Statement of Position 98-5

Effective January 1, 1999 the Company has adopted the AICPA Statement of Position ("SOP") 98-5, which requires nongovernmental entities to expense startup costs as incurred. The adoption by the Company of SOP 98-5 is not expected to have a material impact on the Company's financial statements.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and long term debt, as reported in the accompanying balance sheet, approximates fair value.

NOTE 2.  ACQUISITIONS

On August 22, 1998 Banyan Corporation purchased 1,000,000 common shares of Anything Internet Corporation, a marketer of wholesale and retail products over the internet, in exchange for 200,000 common shares of Banyan. The purchase represented 35.7% of the outstanding common stock of Anything Internet Corporation, and was recorded by Banyan at cost of $106,629. After distributing $20,000 of its Anything Internet Corporation common stock as a property dividend, Banyan's net equity in the investment was $49,485, resulting in a differential between cost and equity of $37,144. This difference is amortized over a five year period on a straight line basis, with accumulated amortization netted against the Company's investment balance. At December 31, 1998, Anything Internet Corporation had 200,000 common stock purchase warrants outstanding which, if exercised by the holders, would reduce Banyan's common stock ownership in Anything Internet Corporation to approximately 24%. As of December 31, 1998, Banyan owned 26% of the outstanding common stock of Anything Internet Corporation, and accounted for its investment under the equity method. In 1999, The Company's investment in Anything Internet Corporation was written down to zero from a loss on Anything Internet Corporation of $118,325, and the Company no longer owns a percentage of Anything Internet Corporation requiring equity method accounting. The Company recognized a gain in 1999 of $174,703 from the sale of Anything Internet Corporation shares.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  EQUITY INVESTMENT (Continued):

On November 1, 1999 the Company acquired the assets of Showcase Technologies, LLC in a transaction accounted for as a purchase. The purchase price was $259,315, and goodwill of $226,607 was recorded on the transaction. Results of operations from the acquisition have been consolidated from November 1, 1999 forward.

Sales, gross profit, net income (loss) from continuing operations, and net income (loss) of Showcase Technologies, LLC for the ten months ended October 31, 1999 are shown below.

Showcase Technologies, LLC
(For the ten months ended October 31, 1999)

Sales                               $     228,330
Gross profit                        $     107,140
Net income (loss) from
 continuing operations              $      49,065
Net income (loss)                   $      49,065

Pro forma balance sheets and statements of operations for the year ended December 31, 1998 and the nine months ended September 30, 1999, showing the financial position and results of operations of Banyan Corporation and Showcase Technologies, LLC as combined for those periods , can be found on pages F-20 through F-24.


NOTE 3.  LEASE COMMITMENTS

The Company has leased office and warehouse space at various sites through October, 2002. Lease expense incurred for the years ended December 31, 1998 and 1999 was $33,017 and $13,525 respectively. The remaining minimum future rental payments through 2002 are approximately $59,000.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.  INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 1999 the Company had approximately $3,700,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                                      December 31,              December 31,
                                                          1998                      1999

Deferred tax liability                         $                -            $             -

Deferred tax asset arising from:

         Net operating loss carryforwards                1,234,480                 1,444,647
                                                     -------------              -------------

                                                         1,234,480                 1,444,647
Valuation allowance                                     (1,234,480)               (1,444,647)
                                                       ------------              ------------

Net Deferred Taxes                               $               -         $                -
                                                    =================         ==================


Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                      December 31,              December 31,
                                                          1998                      1999
                                                    -----------------         ----------------

Tax at federal statutory rate (34%)                     $(168,269)                 $(183,222)
State income tax (5%)                                   (  24,746)                 (  26,945)

Increase in valuation allowance                           193,015                    210,167
                                                       -----------                   ----------

                                                      $(           -)           $(           -)
                                                       ==============            ==============

The net change in 1999 in the total valuation allowance was $210,167.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.  NOTES PAYABLE

At December 31, 1999 the Company had the following notes payable outstanding:

                                                                Balances at
                                                                Dec. 31,
                                                                1999

Related party notes payable,
unsecured, interest from 6% to 12% per annum,
maturing  April 1, 2000                                         $   38,647

Related party notes payable,
secured by Company assets, interest
at 10% per annum, maturing from  April 1, 2000
to November 1, 2000.                                               126,587

Related party note payable,
secured by gross revenues, interest
at 6% per annum, maturing November 1, 2000                          80,000

Other related party notes                                            3,500

Total related party notes payable                                  248,734

Note payable, unsecured, interest
at 9% per annum, maturing
November 1, 2000                                                    23,500
                                                                 -----------

Total notes payable (all current)                                $ 272,234
                                                                 =========

The schedule of maturities by fiscal year for all notes outstanding is as follows:

         Years ending  December 31,

                  2000      $ 272,234
                            ---------
                  Total      $ 272,234

The fair value of the Company's long term notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At December 31, 1999, the fair value of the notes payable approximated the amount recorded in the financial statements.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  STOCKHOLDERS' EQUITY

Common stock

The Company as of December 31, 1998 and 1999 had 50,000,000 shares of authorized Class A common stock, no par value, with 9,292,699 and 10,597,768 shares issued and outstanding respectively.

Preferred stock

The Company as of December 31, 1998 and 1999 had 500,000 shares of authorized Class A preferred stock, no par value, with 187,190 shares issued and outstanding at each date. The Company has the right at any time, to call any or all preferred Class A shares at a price of $2.75 per share. Each Class A preferred share is convertible by the record owner into one share of the Company's Class A common stock at any time prior to redemption upon notice to the Company.

Stock options

At December 31, 1999, the Company had stock options outstanding from stock option awards and from an incentive stock option plan, which are described below.

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

                           Amount           Price/share       Expiration date
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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  STOCKHOLDERS' EQUITY (Continued):

Employee stock options

The Company applies APB Opinion 25 and related Interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options, nor was any compensation cost charged against income under its employee stock options in 1998 or 1999. Had compensation cost for the Company's employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1998         1999
                                                     ----         ----

Net income (loss)          As reported         $(   494,910)     $(   538,889)

                           Pro forma           $(   494,957)     $(   545,713)

Basic and fully diluted    As reported         $(.06)              $(.06)
    earnings per share
                           Pro forma           $(.06)              $(.06)


In August, 1998, the Company granted stock options, exercisable immediately, to certain officers of Anything Internet Corporation, to purchase common shares of Banyan Corporation as follows:

                           Amount           Price/share       Expiration date
                           100,000 shares     $  0.50         August 31, 2000
                           100,000 shares     $  1.00         August 31, 2000
                           100,000 shares     $  2.00         August 31, 2000

These options were issued as part of the purchase price paid by Banyan Corporation to acquire a 35.7% interest in Anything Internet Corporation.

In November, 1999 the Company granted 235,000 stock options to an employee, with 135,000 options exercisable on November 1, 2000 and for three years thereafter, and 100,000 options exercisable on November 1, 2001 and for three years thereafter, with all options being exercisable at $ 0.12 per share.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  STOCKHOLDERS' EQUITY (Continued):

Incentive stock option plan

As part of an overall executive compensation program, the Company has adopted a tax qualified incentive stock option plan. The plan which is set to expire September 18, 2005 unless extended by the directors, allows eligible employees to receive options to acquire Class A common stock of the Company at a price equivalent to 95% of the fair market value of the stock on the date the option is granted. Each option granted will become exercisable over a ten year period unless the optionee owns 10% or more of the stock of the Company, in which case the option is exercisable over a five year period. The ability to exercise the options vests at a rate of 20% per year. As of October 10, 1996, 105,345 shares of Class A common stock of the Company have been reserved for sale through the plan. Options to acquire 11,154 shares were outstanding (with 8,923 being exercisable) on December 31, 1999, at an exercise price of $0.05 per share.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  STOCKHOLDERS' EQUITY (Continued)

A summary of the status of the Company's stock options as of December 31, 1998 and December 31, 1999, and changes during the years ending on those dates is presented below:


                                December 31, 1998           December 31, 1999
                                   Weighted Ave.               Weighted Ave.
Options                       Shares   Exercise Price    Shares   Exercise Price

Outstanding at
      beginning of period    11,154      $ 0.05          548,654       $ 0.05
Granted                     537,500      $ 1.05          235,000       $ 0.12
Exercised
Forfeited
                            -------------                         -------------
Outstanding at
      end of period         548,654      $ 1.05          783,654       $ 0.76
                            =======                      =======
Options exercisable
     at period end          544,192                      546,423
Weighted average fair
     value of options
     granted during the
     the period                          $ 0.0038                      $ 0.03


The following table summarizes information about stock options outstanding at December 31, 1998.

                                    Options Outstanding               Options Exercisable

                        Number         Weighted Ave.                                   Number
     Range of       Outstanding         Remaining                  Weighted Ave.       Exercisable     Weighted Ave.
Exercise Prices      at 12/31/98       Contractual Life           Exercise Price       at 12/31/98     Exercise Price
---------------      -----------       ----------------           --------------       -----------     ------- ------
$ 0.05 - $2.00         548,654          19.54 months                 $1.05              544,192         $  1.04

The following table summarizes information about stock options outstanding at December 31, 1999.


                                    Options Outstanding               Options Exercisable

                        Number         Weighted Ave.                                   Number
     Range of       Outstanding         Remaining                  Weighted Ave.       Exercisable     Weighted Ave.
Exercise Prices      at 12/31/99       Contractual Life           Exercise Price       at 12/31/99     Exercise Price
---------------      -----------       ----------------           --------------       -----------     ------- ------
$ 0.05 - $2.00         783,654          24.66 months                 $0.76              546,423         $ 1.03


                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.  STOCKHOLDERS' EQUITY (Continued)

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


NOTE 7. CONTINGENCIES

An officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York for certain securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time.

The Company is currently  defending  litigation  brought by a brokerage  firm in
October,   1999,  alleging  negligence  and  seeking  damages  of  approximately
$415,000. The outcome of these proceedings is unknown at the present time.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8. OPERATIONS OF BUSINESS SEGMENTS,
        IN GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS

Business segments

The Company identifies operating segments based on differences in products or services. The Company operates in two business segments, computer equipment carrying case sales and web site design. Web site services are set up to guarantee an internet retailer that its web page will appear in the first twenty selections on at least one of the major search engines. No differences exist between measurements of the Company's profits and losses, and assets, and those of its segments. There have been no changes from prior periods in measurement methods used to determine reported segment profit or loss, and the Company makes no asymmetrical accounting allocations to segments. No material sales transactions have taken place between the segments. Segment information on an unconsolidated basis for 1999 is shown below (after intercompany eliminations).

                         Carrying Web Site Consolidated
                            Cases             Design            Total

Unaffiliated Revenue        $  125,812        $   15,364        $  141,176
                            ==========        ==========        ==========

Operating (loss)            $ (539,003)      $  (38,097)       $ (577,100)
Other income (expenses):
     Interest revenue            1,671                              1,671
     Interest (expense)        (19,803)             (35)          (19,838)
     Gain on asset sale        174,703                            174,703
     Equity income (loss)     (118,325)                          (118,325)
                            -----------      -------------     -----------
                              (500,757)         (38,132)         (538,889)
Income tax expense                   -                -                 -
                          ----------------- ----------------  -----------------
Net income (loss)           $ (500,757)      $  (38,132)       $ (538,889)
                             ==========       ==========        ==========

Identifiable assets         $  255,232        $ 157,537         $  412,769
                            ==========        =========         ==========

Depreciation and amortization expense from the carrying case segment were $1,712 and $16,802 respectively. Depreciation and amortization expense from the web site design segment were $1,614 and $2,613 respectively. Total expenditures for long lived assets were $92,656 through the carrying case segment and $154,415 through the web site design segment.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8. OPERATIONS OF BUSINESS SEGMENTS,
        IN GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS (Continued)

Geographic areas and major customers

The Company's long term assets are all held domestically. Approximately 9.8% of revenues ($13,835) were generated internationally, and 90.2% ($127,341) domestically. The Company's largest customer accounted for approximately 46% of total revenues ($64,941), all from the carrying case business. No other customer accounted for over 10% of sales.

                    BANYAN CORPORATION (and Subsidiary), and
                           SHOWCASE TECHNOLOGIES, LLC
                   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1998 and September 30, 1999


Basis of Presentation

The following pro forma consolidated balance sheet as of September 30, 1999, and pro forma consolidated statements of operations for the year ended December 31, 1998 and nine months ended September 30, 1999 between Banyan Corporation and Showcase Technologies, LLC, are presented to show what effects the asset purchase of Showcase Technologies, LLC by Banyan Corporation on November 1, 1999 might have had on historical financial information had the transaction taken place on an earlier date. The pro forma consolidated financial statements are derived from the historical financial statements of Banyan Corporation and Showcase Technologies, LLC, and assume that for balance sheet purposes the transaction occurred on September 30, 1999, and for statement of operations purposes on January 1, 1998 with resulting effects through September 30, 1999. The pro forma consolidated financial statements should be read in conjunction with the historical financial information. The pro forma consolidated financial statements are not necessarily indicative of the result that would have been attained had the transaction actually taken place earlier.


                     BANYAN CORPORATION (and Subsidiary) and
                           SHOWCASE TECHNOLOGIES, LLC
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                               September 30, 1999



                                                                   Banyan          Showcase        Adjustments          End
                                                                Corporation       Tech., LLC        (Note 1)          Balance
                                                              ----------------- ---------------- ---------------- ----------------

                                         ASSETS

Current assets
      Cash                                                         $    28,872     $          -       $  108,402     $     28,872

                                                                                                       (108,402)
      Accounts receivable                                               75,078                                             75,078
      Inventory                                                         36,976           15,366           17,342           69,684
      Prepaid expenses                                                   7,261                                              7,261
                                                              ----------------- ---------------- ---------------- ----------------
             Total current assets                                      148,187           15,366           17,342          180,895
                                                              ----------------- ---------------- ---------------- ----------------
Fixed assets
      Furniture and fixtures                                            11,921                                             11,921
      Equipment and tooling                                             15,648            1,000          (1,000)           15,648
                                                              ----------------- ---------------- ---------------- ----------------
                                                                        27,569            1,000          (1,000)           27,569
      less accumulated depreciation                                   (17,175)            (775)              775         (17,175)
                                                              ----------------- ---------------- ---------------- ----------------
                                                                        10,394              225            (225)           10,394
                                                              ----------------- ---------------- ---------------- ----------------
Other assets
      Trademarks and licenses, net                                      26,434            2,233          (2,233)           26,434
      Goodwill                                                                                           226,607          226,607
      Other                                                              7,200
                                                                                                                            7,200
                                                              ----------------- ---------------- ---------------- ----------------
                                                                        33,634            2,233          224,374          260,241
                                                              ----------------- ---------------- ---------------- ----------------

Total Assets                                                       $   192,215       $   17,824       $  241,491      $   451,530
                                                              ================= ================ ================ ================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Accounts payable                                             $   121,893         $      -                       $   121,893

      Bank overdraft                                                                      5,026          (5,026)                -

      Accrued salaries and related exp.                                 38,026                                             38,026
      Related party payable                                                              31,957         (31,957)                -

      Accrued interest                                                 230,692                                            230,692
                                                              ----------------- ---------------- ---------------- ----------------
          Total current liabilties                                     390,611           36,983         (36,983)          390,611
      Notes payable                                                    105,234                            80,000          185,234
                                                              ----------------- ---------------- ---------------- ----------------

Total Liabilities                                                      495,845           36,983           43,017          575,845
                                                              ----------------- ---------------- ---------------- ----------------

Stockholders' Deficit
      Preferred stock, Class A: no par value;
          500,000 shares authorized; 187,190 issued and out.;
          callable at $2.75 per share and convertible                  334,906                                            334,906
      Common stock, Class A: no par value;
          50,000,000 shares authorized;
          9,879,746 issued and outstanding                           3,327,598                           179,315        3,506,913
         (10,594,441 after adjustments)
      Accumulated deficit                                          (3,966,134)                                        (3,966,134)
      Members' equity                                                                  (19,159)           19,159
                                                              ----------------- ---------------- ---------------- ----------------
                                                              -----------------                                   ----------------
Total Stockholders' Deficit                                          (303,630)                           198,474        (105,156)
                                                              ----------------- ---------------- ---------------- ----------------

Total Liabilities and Stockholders' Deficit                        $   192,215       $   17,824       $  241,491      $   451,530
                                                              ================= ================ ================ ================







                     BANYAN CORPORATION (and Subsidiary) and
                           SHOWCASE TECHNOLOGIES, LLC
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      For The Year Ended December 31, 1998


                                                          Banyan              Showcase          Adjustments            End
                                                        Corporation          Tech., LLC          (Note 1)            Balance
                                                    -------------------- ------------------- ------------------ -------------------

Sales, net                                             $        206,467    $        270,954     $            -    $        477,421


Cost of  sales
                                                                 69,006             193,731                                262,737
                                                    -------------------- ------------------- ------------------ -------------------

Gross margin                                                    137,461              77,223                  -             214,684

Research & development                                                -                   -

Selling, general and administrative expenses                    573,317              71,814           138,661              783,792
                                                    -------------------- ------------------- ------------------ -------------------

Gain (loss) from operations                                   (435,856)              5,409           (138,661)           (569,108)


Other income (expense)
     Interest expense                                          (22,913)                                (4,800)            (27,713)
     Gain (loss) on sale of assets                               3,449                                                      3,449
     Equity income of Anything Internet Corporation            (39,590)                                                   (39,590)
                                                    -------------------- ------------------- ------------------ -------------------

Income (loss) before provision for income taxes               (494,910)               5,409          (143,461)           (632,962)

Provision for income tax
                                                                      -                   -                  -                   -
                                                    -------------------- ------------------- ------------------ -------------------

Net income (loss)                                      $      (494,910)             $ 5,409     $    (143,461)    $      (632,962)

                                                    ==================== =================== ================== ===================

Net income (loss) per share
(Basic and fully diluted)                              $         (0.06)                                           $         (0.07)
                                                    ====================                                        ===================

Weighted average number of
common shares outstanding                                     8,359,433                                                  9,074,098
                                                    ====================                                        ===================







                     BANYAN CORPORATION (and Subsidiary) and
                           SHOWCASE TECHNOLOGIES, LLC
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     For The Nine Months September 30, 1999


                                                         Banyan             Showcase           Adjustments            End
                                                      Corporation          Tech., LLC            (Note 1)           Balance
                                                   ------------------- -------------------- ------------------- -----------------

Sales, net                                               $    116,497        $     201,214      $            -      $    317,711

Cost of  sales                                                 43,121              119,470                               162,591
                                                   ------------------- -------------------- ------------------- -----------------

Gross margin                                                   73,376               81,744      $            -           155,120

Research & development                                              -                    -

Selling, general and administrative expenses                  367,156               50,208             103,996           521,360
                                                   ------------------- -------------------- ------------------- -----------------

Gain (loss) from operations                                 (293,780)               31,536           (103,996)         (366,240)

Other income (expense)
     Interest expense                                        (12,767)                                  (3,600)          (16,367)
     Equity income of Anything Internet Corporation         (118,325)                                                  (118,325)
                                                   ------------------- -------------------- ------------------- -----------------

Income (loss) before provision for income taxes             (424,872)               31,536           (107,596)         (500,932)

Provision for income tax
                                                                    -                    -                   -                 -
                                                   ------------------- -------------------- ------------------- -----------------

Net income (loss)                                       $   (424,872)       $       31,536       $   (107,596)      $  (500,932)
                                                   =================== ==================== =================== =================

Net income (loss) per share
(Basic and fully diluted)                            $         (0.04)                                            $        (0.05)
                                                   ===================                                          =================

Weighted average number of
common shares outstanding                                   9,586,223                                                 10,300,888
                                                   ===================                                          =================



                    BANYAN CORPORATION (and Subsidiary), and
                           SHOWCASE TECHNOLOGIES, LLC
                   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1998 and September 30, 1999


NOTE 1.  SUMMARY OF TRANSACTION

Effective November 1, 1999 Banyan Corporation issued 566,667 shares of common stock valued at $70,833, paid cash of $108,482 raised from stock sales, and issued a note for $80,000 to purchase the net assets of Showcase Technologies, LLC, valued at $32,708. The difference between the consideration paid of $259,315 and the net assets acquired was allocated to goodwill in the amount of $226,607. Statement of operations adjustments include interest on the issued note, goodwill amortization of $22,661 in 1998 and $16,996 in 1999 (including in selling, general and administrative expenses), and salary payments under a transaction related employment agreement of $116,000 in 1998 and $87,000 in 1999, also included under selling, general and administrative expenses.

                           SHOWCASE TECHNOLOGIES, LLC

                              FINANCIAL STATEMENTS

                               December 31, 1997,
                               December 31, 1998,
                              & September 30, 1999

                           SHOWCASE TECHNOLOGIES, LLC
                              Financial Statements




                                TABLE OF CONTENTS


                                                                        Page

         INDEPENDENT AUDITOR'S REPORT ON
             THE FINANCIAL STATEMENTS                                   F-1


         FINANCIAL STATEMENTS

                  Balance sheets                                        F-2
                  Statements of operations                              F-3
                  Statements of members' equity                         F-4
                  Statements of cash flows                              F-5
                  Notes to financial statements                         F-6

                            RONALD R. CHADWICK, P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                         2851 S. PARKER ROAD, SUITE 720
                             AURORA, COLORADO 80014
                                   ----------
                             TELEPHONE:(303)306-1967
                            TELECOPIER:(303)306-1944




                          INDEPENDENT AUDITOR'S REPORT


To the Members
Showcase Technologies, LLC
Colorado Springs, Colorado

I have audited the accompanying balance sheets of Showcase Technologies, LLC as of December 31, 1997, December 31, 1998, and September 30, 1999 and the related statements of operations, members' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Showcase Technologies, LLC as of December 31, 1997, December 31, 1998, and September 30, 1999 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


Aurora, Colorado                                     /s/RONALD R. CHADWICK, P.C.
March 16, 2000                                          RONALD R. CHADWICK, P.C.



                           SHOWCASE TECHNOLOGIES, LLC
                                 BALANCE SHEETS



                                                                Dec. 31,             Dec. 31,                  Sept. 30,
                                                                  1997                 1998                       1999
                                                            ----------------- -----------------------       -----------------
ASSETS

Current assets
      Cash                                                     $      27,835           $       3,716          $            -
      Inventory                                                       15,366                  15,366                  15,366
                                                            ----------------- -----------------------       -----------------
             Total current assets                                     43,201                  19,082                  15,366

      Patent                                                           2,772                   2,464                   2,233
      Other                                                                                      311
                                                                         426                                             225
                                                            ----------------- -----------------------       -----------------

Total Assets                                                   $      46,399           $      21,857           $      17,824
                                                            ================= =======================       =================


LIABILITIES AND MEMBERS' EQUITY

Current liabilities
      Bank overdraft                                           $           -          $            -           $       5,026
      Related party payable                                          102,503                  72,552                  31,957
                                                            ----------------- -----------------------       -----------------

          Total current liabilties                                   102,503                  72,552                  36,983

                                                            ----------------- -----------------------       -----------------
Total Liabilities                                                    102,503                  72,552                  36,983
                                                            ----------------- -----------------------       -----------------

Members' Equity                                                     (56,104)                (50,695)                (19,159)
                                                            ----------------- -----------------------       -----------------

Total Liabilities and Members' Equity                          $      46,399           $      21,857           $      17,824
                                                            ================= =======================       =================






                     The accompanying notes are an integral
                       part of the financial statements.





                           SHOWCASE TECHNOLOGIES, LLC
                            STATEMENTS OF OPERATIONS



                                                                                          Nine Months
                                                        Year Ended         Year Ended           Ended
                                                         Dec. 31,           Dec. 31,          Sept. 30,
                                                           1997               1998               1999
                                                     ------------------ ----------------- -------------------

              Sales                                      $     269,306     $     270,954      $      201,214
              Cost of sales                                    197,072           193,731             119,470
                                                     ------------------ ----------------- -------------------

              Gross margin                                      72,234            77,223              81,744


              Operating expenses                                44,956            71,814              50,208

                                                     ------------------ ----------------- -------------------

              Income (loss) from operations                     27,278             5,409              31,536


              Other income (expense)
                                                                     -                 -                   -
                                                     ------------------ ----------------- -------------------

              Income (loss) before provision
                   for income taxes                             27,278             5,409              31,536


              Provision for income tax
                                                                     -                  -                  -
                                                      ------------------ ----------------- -------------------
                                                                                       $
              Net income (loss)                         $       27,278             5,409     $        31,536

                                                     ================== ================== ===================




                     The accompanying notes are an integral
                        part of the financial statements.



                           SHOWCASE TECHNOLOGIES, LLC
                          STATEMENTS OF MEMBERS' EQUITY
                  For the Years Ended December 31, 1997 & 1998,
                  and the Nine Months Ended September 30, 1999



Members' equity, January 1, 1997                           $(83,382)

Income (loss) for the period                                 27,278

Members' equity, December 31, 1997                       $(  56,104)

Income (loss) for the period                                  5,409

Members' equity, December 31, 1998                        $(  50,695)

Income (loss) for the period                                  31,536

Members' equity, September 30, 1999                       $(  19,159)
                                                          ===========









               The accompanying notes are an integral part of the
                             financial statements.





                           SHOWCASE TECHNOLOGIES, LLC
                            STATEMENTS OF CASH FLOWS


                                                                                            Nine Months
                                                              Year Ended      Year Ended         Ended
                                                               Dec. 31,        Dec. 31,       Sept. 30,
                                                                 1997            1998            1999
                                                            --------------- --------------- ---------------
Cash Flows From Operating Activities:
     Net income (loss)                                         $    27,278     $     5,409      $   31,536

     Adjustments  to  reconcile  net income to net cash  provided  by (used for)
     operating activities:
          Depreciation
                                                                       192             115              86
          Amortization
                                                                       308             308             231
                                                            --------------- --------------- ---------------
               Net cash provided by (used for)
               operating activities                                 27,778           5,832          31,853
                                                            --------------- --------------- ---------------

Cash Flows From Financing Activities:
     Payment of related party payable                                             (29,951)        (40,595)
                                                            --------------- --------------- ---------------
               Net cash provided by (used for)
               financing activities                                       -       (29,951)        (40,595)
                                                            --------------- --------------- ---------------

Net Increase (Decrease) In Cash                                     27,778        (24,119)         (8,742)
Cash At The Beginning Of The Period                                                 27,835           3,716
                                                                        57
                                                            --------------- --------------- ---------------

Cash At The End Of The Period                                  $    27,835     $     3,716    $    (5,026)
                                                            =============== =============== ===============






                     The accompanying notes are an integral
                       part of the financial statements.

                           SHOWCASE TECHNOLOGIES, LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Showcase Technologies, LLC (the "Company"), was organized as a limited liability company in the state of New York in May, 1995. The Company manufactures and distributes hard carrying cases for portable notebook computers and data storage devices.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounting  year and method

The Company employs a calendar accounting year, and uses the accrual basis of accounting.

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

Organization costs

Organization costs are expensed as incurred.

Property and equipment

Property and equipment are recorded at cost and depreciation is recorded using the double declining balance method over the estimated lives of the assets.

Inventory

Inventory consists of raw materials and consigned finished goods. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

                           SHOWCASE TECHNOLOGIES, LLC
                    NOTES TO FINANCIAL STATEMENTS - Continued

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES (Continued):

Patent

Patent work has been recorded at cost and amortized based on the straight line method over ten years. Amortization expense was $308 in 1997 and 1998, and $231 for the nine months ended September 30, 1999.

Revenue recognition

Revenue is recognized by the Company when a product is shipped to a customer. The Company will recognize revenues from its web page design business when services have been successfully completed.

AICPA Statement of Position 98-5

Effective January 1, 1999 the Company has adopted the AICPA Statement of Position ("SOP") 98-5, which requires nongovernmental entities to expense startup costs as incurred. The adoption by the Company of SOP 98-5 is not expected to have a material impact on the Company's financial statements.

Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and long term debt, as reported in the accompanying balance sheet, approximates fair value.

Income tax

The Company is treated as a partnership for income tax purposes, and therefore does not accrue or pay income tax at the partnership level.

Operating segments

The Company identifies operating segments based on differences in products or services. At September 30, 1999 in addition to its carrying case business, the Company was completing a separate business segment to provide internet retailers with web page design services. The services are set up to guarantee an internet retailer that its web page will appear in the first twenty selections on at least one of the major search engines. Operations from this segment had not commenced as of September 30, 1999.

                           SHOWCASE TECHNOLOGIES, LLC
                    NOTES TO FINANCIAL STATEMENTS - Continued


NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES (Continued):


No differences exist between measurements of the Company's profits and losses, and assets, and those of its segments. There have been no changes from prior periods in measurement methods used to determine reported segment profit or loss, and the Company makes no asymmetrical accounting allocations to segments. No material transactions take place between the segments.

Products and services, geographic areas, and major customers

All the Company's sales were to external customers. The Company sells to domestic, Canadian and European customers, and had no one major customer accounting for over 10% of its sales. The Company's long term assets are all held domestically.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has borrowed funds from its general manager to meet working capital needs, resulting in a related party payable of $120,503, $72,552, and $31,536 at December 31, 1997, December 31, 1998 and September 30, 1999 respectively. The related party payable is non-interest bearing and due on demand.

NOTE 3. SUBSEQUENT EVENTS

On November 1, 1999 all the Company's assets were acquired by Banyan Corporation in a transaction accounted for as a purchase.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  May 22, 2000                  By:  /s/Larry Stanley
                                       --------------------------
                                           Larry Stanley
                                           President & Chief Executive Officer



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


DATE:  May 22, 2000                  By:  /s/Larry Stanley
                                       --------------------------
                                           Larry Stanley
                                           President
                                           Director


DATE:  May 22, 2000                  By:  /s/ Lloyd K. Parrish Jr.
                                       --------------------------
                                          Lloyd K. Parrish Jr.
                                          Director


DATE:  May 22, 2000                  By:  /s/Jeffrey M. Rhodes
                                       --------------------------
                                          Jeffrey M. Rhodes
                                          Director