Form 10QSB
period 2000-03-31
BANYAN CORP /OR/
filed 2000-05-23
CIK 1086473

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

                          Yes                       No      X
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at March 31, 2000
           -----                                 ----------------------------

Common  Stock,  no  par  value                            10,597,768

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


                               BANYAN CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Unaudited  Consolidated  Balance  Sheets
                    at  March 31, 2000

                  Unaudited  Consolidated  Statement  of  Operations
                    for  the  three  months  ended
                      March 31,  1999  and  2000

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended    March 31,  1999  and  2000

                  Unaudited  Consolidated  Statement  of  Shareholders Equity
                   for  the three  months  ended    March 31,  2000


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

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements






                               BANYAN CORPORATION

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                              March 31, 1999 & 2000




                                 BANYAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
           for the periods ending December 31, 1999 and March 31, 2000 unaudited

                                                                                           Dec. 31, 1999              Mar. 31, 2000
                                                                                           -------------              -------------


                                                       ASSETS

             Current assets
                   Cash                                                                 $    32,423                $    65,650
                   Accounts receivable                                                       46,874                    132,224
                   Inventory                                                                 66,981                     57,402
                   Prepaid expenses
                                                                                                300                        300
                                                                                     ---------------            ---------------
                          Total current assets                                              146,578                    255,576
                                                                                     ---------------            ---------------
             Fixed assets
                   Furniture and fixtures                                                    20,512                     29,500
                   Equipment and tooling                                                     15,648                     17,214
                                                                                     ---------------            ---------------
                                                                                             36,160                     46,714
                   less accumulated depreciation                                           (19,481)                   (21,144)
                                                                                     ---------------            ---------------
                                                                                             16,679                     25,570
                                                                                     ---------------            ---------------
             Other assets
                   Trademarks and licenses, net of accumulated
                         amortization of $64,484                                             23,503                     20,571
                   Goodwill, net of accumulated amorization of $9,442                       222,829                    217,165
                   Other                                                                      3,180                      2,384
                                                                                     ---------------            ---------------
                                                                                            249,512                    240,120
                                                                                     ---------------            ---------------

             Total Assets                                                                $  412,769                 $  521,266
                                                                                     ===============            ===============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

             Current liabilities
                   Accounts payable                                                         145,269                 $  145,120
                   Accrued salaries and related exp.                                         60,769                     50,881
                   Accrued interest                                                         235,186                    238,384
                   Other                                                                      2,000                      3,750
                   Notes payable                                                            272,234                    212,234
                                                                                     ---------------            ---------------
                                                                                     ---------------            ---------------
                       Total current                                                        715,458                    650,369
             liabilties
                                                                                     ---------------            ---------------
                                                                                     ---------------            ---------------

             Total Liabilities                                                              715,458                    650,369
                                                                                     ---------------            ---------------
                                                                                     ---------------            ---------------

             Stockholders' Deficit
                   Preferred stock, Class A: no par value;
                       500,000 shares authorized; 187,190 issued and outstanding;
                       callable at $2.75 per share and convertible                          334,906                    334,906
                   Common stock, Class A: no par value;
                       50,000,000 shares authorized;
                       10,597,768 issued and outstanding                                  3,442,556                  3,442,556
                   Accumulated deficit                                                  (4,080,151)                (3,906,565)
                                                                                     ---------------            ---------------
                                                                                     ---------------            ---------------
             Total Stockholders' Deficit                                                  (302,689)                  (129,103)
                                                                                     ---------------            ---------------
                                                                                     ---------------            ---------------

             Total Liabilities and Stockholders' Deficit                                    412,769                 $  521,266
                                                                                     ===============            ===============




        The accompanying notes are an integral part of the consolidated financial statements.



                               BANYAN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   For The First Quarter Ended March 31, 2000
                                    unaudited

                                       Common Stock          Preferred                     Stock-
                                                       Stock
                                            Class A                Class A    Accum.       holders'
                                 Shares      Amount     Shares    Amount
                                                                            Deficit      Deficit

Balances at December 31, 1999  10,597,768  $3,442,556   187,190   $ 334,906  $(4,080,151) $(302,689)


Net gain (loss) for the quarter
    ended March 31, 2000                                                        173,586      173,586
                               ----------- ----------- --------- ---------- ------------ ------------

Balances at December 31, 1998  10,597,768  $3,442,556   187,190    334,906  (3,906,565)    (129,103)


        The accompanying notes are an integral part of the consolidated financial statements.



                 BANYAN CORPORATION
                     CONSOLIDATED
                STATEMENT OF OPERATIONS
  For The Three Months Ended March 31, 1999 and 2000
                       unaudited


                                                                       1999                 2000
                                                                  ----------------     ----------------
 Sales, net                                                          $     31,037          $   167,551
 Cost of  sales                                                            20,133               49,125
                                                                  ----------------     ----------------

 Gross margin                                                              10,904              118,426
 Research & development                                                         -                    -
 Selling, general and administrative expenses                              67,196              272,560
                                                                  ----------------     ----------------
 Loss from operations                                                    (56,292)            (154,134)

 Other income (expense)
      Interest income                                                                           12,714
      Interest expense                                                    (2,797)              (5,700)
      Gain (loss) on sale of assets                                                            245,706
      Recovery of note payable                                                                  75,000
      Equity income of Anything Internet Corporation                     (33,500)
                                                                  ----------------     ----------------
 Income (loss) before provision for income taxes                         (92,589)              173,586

 Provision for income tax                                                       -                    -
                                                                  ----------------     ----------------

 Net income (loss)                                                  $    (92,589)          $   173,586
                                                                  ================     ================

 Net income (loss) per share
 Basic                                                             $       (0.01)        $        0.02
                                                                  ================     ================

 Fully diluted                                                     $       (0.01)        $        0.02
                                                                  ================     ================

 Weighted average number of
 common shares outstanding                                              9,296,903           10,597,768
                                                                  ================     ================





        The accompanying notes are an integral part of the consolidated financial statements.

                                       F-4





                               BANYAN CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For The Three Months Ended March 31, 1999 and 2000
                                    unaudited


                                                                  1999                  2000
                                                             ----------------     -----------------
   Cash Flows From Operating Activities:
        Net income (loss)                                      $    (92,589)           $   173,586

        Adjustments to reconcile net income to
        net cash provided by (used for)
        operating activities:
             Depreciation and amortization                            3,121                 10,259

             Loss in Anything Internet Corporation                    33,500
             Accounts receivable                                    (13,326)               (85,350)
             Inventory and prepaid expenses                            (819)                 9,579

             Deposits                                                                          796
             Accounts payable and accrued expenses                     5,144                (5,089)

                                                             ----------------     -----------------
                  Net cash provided by (used
                  for) operating activities                          (64,969)               103,781

                                                             ----------------     -----------------

   Cash Flows From Investing Activities:
         Fixed assets                                         $        (878)              (10,554)
                  Net cash provided by (used
                  for) investing activities                   $        (878)              (10,554)

                                                              ----------------     -----------------




                                 (Continued On Following Page)




 The accompanying notes are an integral part of the consolidated financial statements.



                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For The Three Months Ended March 31, 1999 and 2000
                                    unaudited

                         (Continued From Previous Page)

                                                                  1999                  2000
                                                             ----------------     -----------------

   Cash Flows From Financing Activities:
        Payments on notes payable                                                         (60,000)
        Proceeds from issuance of common stock                        50,000
                                                             ----------------     -----------------
                  Net cash provided by (used for)
                  financing activities                                50,000              (60,000)
                                                             ----------------     -----------------

   Net Increase (Decrease) In Cash                                  (15,847)                33,227
   Cash At The Beginning Of The Period                                30,256                32,423
                                                             ----------------     -----------------

   Cash At The End Of The Period                                $     14,409          $     65,650
                                                             ================     =================


   Schedule Of Non-Cash Investing And Financing Activities

     No non-cash investing and financing activities occurred during the first quarter of 1999 and 2000.

   Supplemental Disclosure

     Cash paid in first  quarter of 1999 and 2000 for interest and income taxes:
     Interest expense paid in the first quarter, 2000 was $2,499. No interest was paid in the same period in 1999 and no income taxes were paid during these periods.




        The accompanying notes are an integral part of the consolidated financial statements.

                               BANYAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1:   BASIS OF PRESENTATION:

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

NOTE 3.  ACQUISITIONS

On November 1, 1999 the Company acquired the assets of Showcase Technologies, LLC in a transaction accounted for as a purchase. The purchase price was $259,315, and goodwill of $226,607 was recorded on the transaction. Results of operations from the acquisition have been consolidated from November 1, 1999 forward.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.  ACQUISITIONS (Continued):

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


NOTE 4.  LEASE COMMITMENTS

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

At December 31, 1999 the Company had approximately $3,700,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                                              December 31,                  March 31,
                                                                     1999                      2000    _

Deferred tax liability                                        $         -                 $        -

Deferred tax asset arising from:
         Net operating loss carryforwards                        1,444,647                  1,376,949
                                                             -------------              -------------

                                                                 1,444,647                  1,376,949
Valuation allowance                                             (1,444,647)                (1,376,949)
                                                              ------------               ------------

Net Deferred Taxes                                            $          -         $                -
                                                              ============         ==================


Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:
                                                              December 31,                 March 31,
                                                                     1999                      2000    _
                                                              -----------------         ----------------

Tax at federal statutory rate (34%)                              $(183,222)                 $   59,019
State income tax (5%)                                            (  26,945)                      8,679

Increase (decrease) in valuation allowance                         210,167                    (67,698)
                                                              ==============            ==============
                                                              $(           -)           $(           -)

The net change in the first quarter, 2000 in the total valuation allowance was a decrease of $67,698.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES PAYABLE

At March 31, 2000 the Company had the following notes payable outstanding:

                                                              Balances at
                                                                Dec. 31,
                                                                  1999

Related party notes payable,
unsecured, interest from 6% to 12% per annum,
maturing  April 1, 2001                                       $   38,647

Related party notes payable,
secured by Company assets, interest
at 10% per annum, maturing from  November 1, 2000
to April 1, 2001.                                                 66,587

Related party note payable,
secured by gross revenues, interest
at 6% per annum, maturing November 1, 2000                        80,000

Other related party notes                                          3,500

Total related party notes payable                                188,734

Note payable, unsecured, interest
at 9% per annum, maturing
November 1, 2000                                                  23,500
                                                             -----------

Total notes payable (all current)                              $ 212,234
                                                               =========

The schedule of maturities by fiscal year for all notes outstanding is as follows:

         Years ending  December 31,

2000       $ 117,000
2001          95,234
         -----------
Total      $ 212,234

The fair value of the Company's long term notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At March 31, 2000, the fair value of the notes payable approximated the amount recorded in the financial statements.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.  STOCKHOLDERS' EQUITY

Common stock

The Company as of December 31, 1999 and March 31, 2000 had 50,000,000 shares of authorized Class A common stock, no par value, with 10,597,768 and 10,597,768 shares issued and outstanding respectively.

Preferred stock

The Company as of December 31, 1999 and March 31, 2000 had 500,000 shares of authorized Class A preferred stock, no par value, with 187,190 shares issued and outstanding at each date. The Company has the right at any time, to call any or all preferred Class A shares at a price of $2.75 per share. Each Class A preferred share is convertible by the record owner into one share of the Company's Class A common stock at any time prior to redemption upon notice to the Company.

Stock options

At March 31, 1999, the Company had stock options outstanding from stock option awards and from an incentive stock option plan, which are described below.

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

                                                                 3 months ending
                                                          1999   March 31, 2000
                                                          ----   --------------

Net income (loss)          As reported              $(   538,889)     $  173,586

                                    Pro forma       $(   545,713)     $  166,762

Basic and fully diluted             As reported     $(.06)              $ .02
    earnings per share
                                    Pro forma       $(.06)              $ .02


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

A summary of the status of the Company's stock options as of December 31, 1999 and March 31, 2000, and changes during the years ending on those dates is presented below:


                                         December 31, 1999                March 31, 2000
                                          Weighted Ave.                     Weighted Ave.
Options                                Shares   Exercise Price         Shares   Exercise Price

Outstanding at
      beginning of period            548,654      $ 0.05               548,654       $ 0.05
Granted                              235,000      $ 0.12               235,000       $ 0.12
Exercised
Forfeited
                                     -------------                              -------------
Outstanding at
      end of period                  783,654      $ 0.76               783,654       $ 0.76
                                                 =======                           =======
Options exercisable
     at period end                   546,423                           546,423
Weighted average fair
     value of options
     granted during the
     the period                                    $ 0.03                            $ 0.03




                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  STOCKHOLDERS' EQUITY (Continued)

The following table summarizes information about stock options outstanding at December 31, 1999.

                                              Options Outstanding               Options Exercisable
                                             ---------------------              ---------------------   _
                        Number      Weighted Ave.                              Number
     Range of       Outstanding     Remaining           Weighted Ave.       Exercisable   Weighted Ave.
Exercise Prices     at 12/31/99     Contractual Life    Exercise Price      at 12/31/99   Exercise Price
---------------     -----------     ----------------    --------------      -----------   --------------
$ 0.05 - $2.00         783,654      24.66  months        $0.76                546,423        $  1.03

The following table summarizes information about stock options outstanding at March 31, 2000.

                                              Options Outstanding               Options Exercisable
                                             ---------------------              ---------------------   _
                        Number      Weighted Ave.                              Number
     Range of       Outstanding     Remaining           Weighted Ave.       Exercisable   Weighted Ave.
Exercise Prices     at 3/31/00      Contractual Life    Exercise Price      at 3/31/00   Exercise Price
---------------     -----------     ----------------    --------------      -----------   --------------
$ 0.05 - $2.00         783,654      21.66 months         $ 0.76               546,423        $ 1.03




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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8.OPERATIONS OF BUSINESS SEGMENTS, IN GEOGRAPHIC AREAS,
       AND MAJOR CUSTOMERS

Business segments

The Company identifies operating segments based on differences in products or services. The Company operates in two business segments, computer equipment carrying case sales and web site design. Web site services are set up to guarantee an internet retailer that its web page will appear in the first twenty selections on at least one of the major search engines. No differences exist between measurements of the Company's profits and losses, and assets, and those of its segments. There have been no changes from prior periods in measurement methods used to determine reported segment profit or loss, and the Company makes no asymmetrical accounting allocations to segments. No material sales transactions have taken place between the segments. Segment information on an unconsolidated basis for the three months ended March 31, 2000 is shown below (after intercompany eliminations).

                                            Carrying          Web Site          Consolidated
                                            Cases             Design            Total

Unaffiliated Revenue                        $  135,436        $   32,115        $  167,551
                                            ==========        ==========        ==========

Operating (loss)                            $  (82,181)       $  (71,953)       $ (154,134)
Other income (expenses):
     Interest revenue                           12,714                              12,714
     Interest (expense)                         (5,613)              (87)           (5,700)
     Gain on asset sale                        245,706                             245,706
     Recovery of Note Payable                   75,000                              75,000
                                            ------------      -------------     ------------
                                               245,626           (72,040)          173,586
Income tax expense                                   -                 -                 -
                                            ----------------- ----------------  -----------------

Net income (loss)                           $  245,626        $  (72,040)       $  173,586
                                             ==========       ==========        ==========

Identifiable assets                         $  367,666        $ 153,600         $  521,266
                                            ==========        =========         ==========

Depreciation and amortization expense from the carrying case segment were $570 and $5,174 respectively. Depreciation and amortization expense from the web site design segment were $894 and $3,621 respectively. Total expenditures for long lived assets were $115,523 through the carrying case segment and $148,894 through the web site design segment.





                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8. OPERATIONS OF BUSINESS SEGMENTS, IN GEOGRAPHIC AREAS,
        AND MAJOR CUSTOMERS (Continued)

Geographic areas and major customers

The Company's long term assets are all held domestically. Approximately 3.7% of revenues ($6,201) were generated internationally, and 96.3% ($161,350) domestically. The Company's largest customer accounted for approximately 35% of total revenues ($58,924), all from the carrying case business. No other customer accounted for over 10% of sales.

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

                                          Banyan  Corporation
                                          (Registrant)



Dated:   May 19,  2000              By: /s/ Larry Stanley
                                          ---------------------------
                                          Larry Stanley
                                          President  and  CEO