Form 10QSB/A
period 2000-03-31
BANYAN CORP /OR/
filed 2000-05-25
CIK 1086473

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


Item 2.  Management Discussion and Analysis or Plan of Operation

Three Months Ending March 31, 2000 Compared to Three Months Ending March 31, 1999

Net sales for the three months ending March 31, 2000 were $167,551, an increase of 440% over the same period in 1999. First quarter sales exceeded all of last year's sales by $26,375 or almost 19%. The large increase in sales were the result of improved market conditions for the Company's computer carrying case products and the continuing introduction of the new internet services product line.

Gross margins improved from 35% in the first quarter of 1999 to nearly 71% for the same period in 2000. This improvement was the result of low cost of sales on the Company's web services product line and volume purchasing of materials for the computer carrying case product line. Selling, general and administrative expenses were $272,560 for the first three months of 2000, an increase of $205,364 over the same period last year. The increase in costs were the result of the additional costs for the web services product line of $82,071 and increased legal and accounting expenses of $63,078 necessary to comply with certain governmental regulations and to meet litigation obligations. The remainder of the cost increase of $60,215 was needed to support the increase in sales for the computer carrying case product line.

 Additionally, in the first quarter of 2000 the Company realized a net gain of $245,706 by selling some of the common stock of Anything Internet Corporation. As the Company has written off its entire investment in Anything Internet Corporation, all of the proceeds from these sales were treated as a gain on the sale of assets. Also during the quarter the Company was repaid the promissory note of $75,000 by Anything Internet Corporation along with all interest due on this note. Under generally accepted accounting principles, Banyan had written off this promissory note using equity accounting methods in 1999.

Liquidity and Capital Resources

During the first quarter of 2000, the Company was able to meet its financial needs by continuing to sell shares of common stock in Anything Internet Corporation. By selling these shares, investments in new products were made and expansion of markets served were coninued. The Company was able to collect the entire amount of a promissory note from Anything, including related interest due, and in turn repaid a $60,000 loan to a related party during the first quarter. Because of the rapid increase in sales in the first quarter, trade accounts receivable increased $85,350 during the quarter. Inventories and prepaid expenses were reduced during the quarter by $9,579 and accounts payable and accrued expenses were reduce by $5,089.

As indicated in the Company's most recent financial statements available herein, while operating activities provide some cash flow, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements from periodic sales of Anything Internet Corporation stock, or by using this stock as collateral for a working capital loan. As the Company completes the development of new computer carrying case designs and the expansion of its internet services products, sales are expected to continue to improve. Thus, through improved sales coupled with lower cost of sales for new products, the Company will reduce its dependence on sales of stock and borrowings. If the Company is unable to meet all of its cash flow requirements through sales of Anything Internet Corporation stock and collateralized borrowings, additional funds may be raised through sales of Banyan's common or preferred stock. If the Company is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

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