Form 10QSB
period 2000-06-30
BANYAN CORP /OR/
filed 2000-08-14
CIK 1086473

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  June  30,  2000

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


           Class                                 Outstanding at June 30, 2000
           -----                                 ----------------------------

Common  Stock,  no  par  value                            10,597,768

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


                               BANYAN CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Independent Accountant's Report
                    for  the  three  months  ended
                      June 30,  1999  and  2000

                  Unaudited  Consolidated  Balance  Sheets
                    at  June 30, 2000

                  Unaudited  Consolidated  Statement  of  Operations
                    for  the  three  months  ended
                      June 30,  1999  and  2000

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended   June 30,  1999  and  2000

                  Unaudited  Consolidated  Statement  of  Shareholders Equity
                   for  the three  months  ended    June 30,  2000


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

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements



                               BANYAN CORPORATION

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                              June 30, 1999 & 2000

                         INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors
Banyan Corporation
Colorado Springs, Colorado

I have reviewed the accompanying consolidated balance sheet of Banyan Corporation as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 2000. These financial statements are the responsibility of the management of Banyan Corporation.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ronald R. Chadwick, P.C.
RONALD R. CHADWICK, P.C.

Aurora, Colorado
August 4, 2000

                     BANYAN CORPORATION
                 CONSOLIDATED BALANCE SHEET
                        June 30, 2000
                          unaudited




                                     ASSETS

 Current assets
       Cash                                                                $     6,252

       Accounts receivable                                                     107,331

       Inventory                                                               102,582

       Trading securities                                                    1,800,000

       Prepaid expenses                                                          7,825
                                                                        ---------------
              Total current assets                                           2,023,990
                                                                        ---------------
 Fixed assets
       Furniture and fixtures
                                                                                34,559
       Equipment and tooling
                                                                                17,214
                                                                        ---------------

                                                                                51,773
       less accumulated depreciation
                                                                              (23,059)
                                                                        ---------------

                                                                                28,714
                                                                        ---------------
 Other assets
       Trademarks and licenses, net of accumulated
             amortization of $64,484 and $67,415, respectively
                                                                                17,640
       Goodwill, net of accumulated amorization of
                                                                               211,500
             $9,442 and $15,107
       Other
                                                                                 2,384
                                                                        ---------------

                                                                               231,524
                                                                        ---------------

 Total Assets                                                             $  2,284,228
                                                                        ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
       Accounts payable                                                   $    183,977
       Accrued salaries and related exp.
                                                                                50,668
       Accrued interest
                                                                               245,011
       Accrued other expenses
                                                                               149,340
       Notes payable
                                                                               212,234
                                                                        ---------------
           Total current liabilties
                                                                               841,230
                                                                        ---------------

 Total Liabilities
                                                                               841,230
                                                                        ---------------

 Stockholders' Equity
       Preferred stock, Class A: no par value;
           500,000 shares authorized;  187,190 issued and outstanding;  callable at $2.75 per share and convertible
                                                                               334,906
       Common stock, Class A: no par value;
           50,000,000 shares authorized;
           10,597,768 issued and outstanding                                 4,310,340
       Accumulated deficit                                                 (3,202,248)
                                                                        ---------------
 Total Stockholders' Equity                                                  1,442,998
                                                                        ---------------

 Total Liabilities and Stockholders' Equity                               $  2,284,228
                                                                        ===============


                         See Accountant's Review Report



                               BANYAN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 2000
                                    unaudited

                                        Common Stock            Preferred Stock                            Stock-
                                           Class A                 Class A                Accum.           holders'
                                   Shares           Amount     Shares    Amount           Deficit          Equity

Balances at December 31, 1999       10,597,768    $4,310,340   187,190    $ 334,906   $ (2,561,184)        $  2,084,062


Net gain (loss) for the six
    months ended June 30, 2000                                                            (641,064)           (641,064)
                                 -------------- ------------- --------- ------------ --------------- -------------------
Balances at June 30, 2000           10,597,768    $4,310,340   187,190    $ 334,906   $ (3,202,248)        $  1,442,998


                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    unaudited


                                                 for the three months ended                  for the six months ended

                                               June 30, 2000       June 30, 1999         June 30, 2000          June 30, 1999
                                               ----------------  ------------------------------------------------------------------

Sales, net                                        $      93,504       $      33,304          $    261,055           $      64,341

Cost of  sales                                           25,496              11,487                74,621                  24,930
                                               -----------------   ----------------   --------------------   ---------------------

Gross margin                                             68,008              21,817               186,434                  39,411

Research & development                                        -                   -                     -                       -

Selling, general and administrative expenses            242,036             121,612               514,596                 195,498
                                               -----------------   ----------------   --------------------   ---------------------

Loss from operations                                  (174,028)            (99,795)             (328,162)               (156,087)

Other income (expense)
     Interest income                                                                               12,781
                                                             67                   -                                             -
     Interest expense                                                       (2,808)              (12,413)                 (5,605)
                                                        (6,713)
     Gain (loss) on sale of assets                     (82,983)                                  (54,995)
                                                                                  -                                             -
     Unrealized gain (loss) on securities           (1,612,800)                                 (193,275)
                                                                                  -                                             -
     Recovery of note payable                                                                      75,000
                                                              -                   -                                             -
     Settlement of lawsuit                            (140,000)                                 (140,000)
                                                                                  -                                             -
     Equity income of Anything Internet                                    (47,877)                                      (81,377)
Corporation                                                   -                                         -
                                               -----------------   ----------------   --------------------   ---------------------

Income (loss) before provision for income           (2,016,457)           (150,480)             (641,064)               (243,069)
taxes

Provision for income tax
                                                              -                   -                     -                       -
                                               -----------------   ----------------   --------------------   ---------------------

Net income (loss)                                  $(2,016,457)       $   (150,480)         $   (641,064)           $   (243,069)
                                               =================   ================   ====================   =====================

Net income (loss) per share
Basic                                                 $  (0.19)     $      (0.02)      $         (0.06)        $         (0.03)
                                               =================   ================   ====================   =====================

Fully diluted                                         $  (0.19)     $      (0.02)      $         (0.06)        $         (0.03)
                                               =================   ================   ====================   =====================

Weighted average number of
common shares outstanding                            10,597,768           9,496,455            10,597,768               9,428,537
                                               =================   ================   ====================   =====================




               See Accountant's Review Report




                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    unaudited

                                                    for the three months ended            for the six months ended

                                                 June 30, 2000       June 30, 1999      June 30, 2000        June 30, 1999
                                              ------------------   ---------------    ---------------    ---------------

 Cash Flows From Operating Activities:
      Net income (loss)                           $ (2,016,457)      $  (150,480)       $  (641,064)       $  (243,069)

      Adjustments to reconcile net income to
      net cash provided by (used for)
      operating activities:
           Depreciation and amortization                 10,510             6,835             20,769              9,956
           Unrealized (gain) loss on trading          1,612,800                              193,275
           securities                                                           -                                     -
           Loss in Anything Internet
           Corporation                                        -            47,877                  -             81,377
           Accounts receivable                           24,893                             (60,457)           (20,876)
                                                                          (7,550)
           Inventory and prepaid expenses              (52,705)                             (43,126)
                                                                          (2,700)                               (3,519)

           Deposits                                           -                 -                796                  -
           Accounts payable and accrued                 190,861          (44,409)            185,772           (39,265)
           expenses
                                              ------------------   ---------------    ---------------    ---------------
                Net cash provided by (used
                for) operating                         (230,098)         (150,427)          (344,035)          (215,396)
                activities
                                              ------------------   ---------------    ---------------    ---------------

 Cash Flows From Investing Activities:
       Securities                                 $     175,759     $           -            393,477      $           -

       Increase in investment in Anything
           Internet Corporation                   $           -     $    (75,000)                  -            (75,000)
       Fixed assets                               $     (5,059)           (1,946)           (15,613)             (2,824)
                                              ------------------   ---------------    ---------------    ---------------
                Net cash provided by (used
                for) investing activities               170,700          (76,946)            377,864           (77,824)
                                              ------------------   ---------------    ---------------    ---------------


 Cash Flows From Financing Activities:
      Payments on notes payable                                                             (60,000)
                                                              -                 -                                     -
      Proceeds from issuance of common stock                              229,802                               279,802
                                                              -                                    -
                                              ------------------   ---------------    ---------------    ---------------
                Net cash provided by (used
                for) financing  activities                    -           229,802           (60,000)            279,802
                                              ------------------   ---------------    ---------------    ---------------

 Net Increase (Decrease) In Cash                       (59,398)             2,429           (26,171)           (13,418)

 Cash At The Beginning Of The Period                     65,650            14,409             32,423             30,256
                                              ------------------   ---------------    ---------------    ---------------

 Cash At The End Of The Period                   $        6,252      $     16,838      $       6,252       $     16,838
                                              ==================   ===============    ===============    ===============


 Schedule Of Non-Cash Investing And Financing Activities

 No non-cash investing and financing activities occurred during the first quarter of 1999 and 2000.

 Supplemental Disclosure

 Cash paid in first quarter of 1999 and 2000 for interest and income taxes: Interest expense paid in the first half year of 2000 was $2,499. No interest was paid in the same period in 1999 and no income taxes were paid during these periods.

                         See Accountant's Review Report


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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  ORGANIZATION, OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES (Continued):

Trading securities

The Company's investment securities are held principally for the purpose of short term sales and have been classifies as trading securities.


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

NOTE 3.  ACQUISITIONS

On August 22, 1998 Banyan Corporation purchased 1,000,000 common shares of Anything Internet Corporation, a marketer of wholesale and retail products over the internet, in exchange for 200,000 common shares of Banyan. The Company recognized a loss in the first six months of 2000 of $54,995 from the sale of Anything Internet Corporation shares. In December, 1999 the Company's ownership interest in Anything Internet Corporation fell below 20%, and it ceased accounting for its investment under the equity method. The Company then reported the remaining interest in Anything Internet Corporation at fair market value as trading securities, as required under FASB 115. The Company values its investment in these securities at fair market value at the end of each reporting period and as a result recognized a $193,275 unrealized loss for the first six months of 2000.

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

Showcase Technologies, LLC
(For the ten months ended October 31, 1999)

Sales                               $      228,330
Gross profit                        $       96,613
Net income (loss) from
 continuing operations              $       38,538
Net income (loss)                   $       38,538


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

At December 31, 1999 the Company had approximately $2,200,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


                                                              December 31,                   June 30,
                                                                     1999                      2000

Deferred tax liability                                        $         -                 $         -

Deferred tax asset arising from:

         Net operating loss carryforwards                          850,602                  1,100,617
                                                             -------------              --------------

                                                                   850,602                  1,100,617
Valuation allowance                                               (850,602)                (1,100,617)
                                                              -------------             --------------

Net Deferred Taxes                                            $           -             $           -
                                                              =================         ===============


Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                              December 31,                  June 30,
                                                                     1999                      2000
                                                              -----------------         ----------------

Tax at federal statutory rate (34%)                               $333,227                 $(217,962)
State income tax (5%)                                               49,004                   (32,053)

Increase (decrease) in valuation allowance                        (322,231)                  250,015
                                                                -----------                 ----------
                                                              $(         -)              $(        -)
                                                              ==============            ==============


The net change in the first quarter, 2000 in the total valuation allowance was a decrease of $200,015.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES PAYABLE

At June 30, 2000 the Company had the following notes payable outstanding:

                                                           Balances at
                                                           June 30,
                                                           2000

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

The fair value of the Company's long term notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At June 30, 2000, the fair value of the notes payable approximated the amount recorded in the financial statements.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.  STOCKHOLDERS' EQUITY

Common stock

The Company as of December 31, 1999 and June 30, 2000 had 50,000,000 shares of authorized Class A common stock, no par value, with 10,597,768 and 10,597,768 shares issued and outstanding respectively.

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

                                                             6 months ending
                                          1999                June 30, 2000
                                          ----                -------------

Net income (loss)          As reported    $     980,079      $ (641,064)

                            Pro forma     $     973,255      $ (644,476)

Basic and fully diluted     As reported               $.10          $ (.06)
    earnings per share
                            Pro forma                 $.10          $ (.06)


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

A summary of the status of the Company's stock options as of December 31, 1999 and June 30, 2000, and changes during the years ending on those dates is presented below:


                                December 31, 1999         June 30, 2000
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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  STOCKHOLDERS' EQUITY (Continued)

The following table summarizes information about stock options outstanding at December 31, 1999.

                                              Options Outstanding               Options Exercisable
                                             ---------------------              ---------------------   _
                        Number      Weighted Ave.                              Number
     Range of       Outstanding     Remaining           Weighted Ave.       Exercisable   Weighted Ave.
Exercise Prices     at 12/31/99     Contractual Life    Exercise Price      at 12/31/99   Exercise Price
---------------     -----------     ----------------    --------------      -----------   --------------
$ 0.05 - $2.00         783,654      24.66  months        $0.76                546,423        $  1.03

The following table summarizes information about stock options outstanding at June 30, 2000.

                                              Options Outstanding               Options Exercisable
                                             ---------------------              ---------------------
                        Number      Weighted Ave.                              Number
     Range of       Outstanding     Remaining           Weighted Ave.       Exercisable   Weighted Ave.
Exercise Prices     at 6/30/00      Contractual Life    Exercise Price      at 6/30/00   Exercise Price
---------------     -----------     ----------------    --------------      -----------   --------------
$ 0.05 - $2.00         783,654      18.66 months         $ 0.76               546,423        $ 1.03


NOTE 7. CONTINGENCIES

A former officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York for certain securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8. OPERATIONS OF BUSINESS SEGMENTS, IN
        GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS

Business segments

The Company identifies operating segments based on differences in products or services. The Company operates in two business segments, computer equipment carrying case sales and web site design. Web site services are set up to guarantee an internet retailer that its web page will appear in the first twenty selections on at least one of the major search engines. No differences exist between measurements of the Company's profits and losses, and assets, and those of its segments. There have been no changes from prior periods in measurement methods used to determine reported segment profit or loss, and the Company makes no asymmetrical accounting allocations to segments. No material sales transactions have taken place between the segments. Segment information on an unconsolidated basis for the six months ended June 30, 2000 is shown below (after intercompany eliminations).

                                    Carrying Web Site Consolidated
                                    Cases         Design          Total

Unaffiliated Revenue                $   193,086   $   67,969      $   261,055
                                    ===========   ==========      ===========

Operating (loss)                    $  (178,142)   $(150,020)     $  (328,162)
Other income (expenses):
     Interest revenue                    12,781                        12,781
     Interest (expense)                 (12,223)        (190)         (12,413)
     Loss on asset sale                 (54,995)                      (54,995)
     Unrealized gain on securities     (193,275)                     (193,275)
     Recovery of Note Payable            75,000                        75,000
     Settlement of lawsuit             (140,000)                     (140,000)
                                    ------------  --------------   -------------
                                       (490,854)    (150,210)        (641,064)
Income tax expense                            -            -                -
                                    ------------  --------------   -------------
Net income (loss)                   $  (490,854)   $(150,210)      $ (641,064)
                                    ============    =========       ===========

Identifiable assets                  $2,125,417    $ 158,811        $2,284,228
                                      ==========    =========       ==========

Depreciation and amortization expense from the carrying case segment were $1,401 and $10,149 respectively. Depreciation and amortization expense from the web site design segment were $1,978 and $7,241 respectively. Total expenditures for long lived assets were $122,866 through the carrying case segment and $146,088 through the web site design segment.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8. OPERATIONS OF BUSINESS SEGMENTS, IN GEOGRAPHIC
        AREAS, AND MAJOR CUSTOMERS (Continued)

Geographic areas and major customers

The Company's long term assets are all held domestically. Approximately 3.1% of revenues ($8,096) were generated internationally, and 96.9% ($252,959) domestically. The Company's largest customer accounted for approximately 35% of total revenues ($91,034), all from the carrying case business. No other customer accounted for over 10% of sales.

Item 2.  Management Discussion and Analysis or Plan of Operation

Item 2. Management Discussion and Analysis of Plan of Operation

Six Months Ending June 30, 2000 Compared to the Six Months Ending June 30, 1999

Net sales for the six-month period ending June 30, 2000 were $261,055, an increase of 306% over the same period in 1999. Sales for the first half of 2000 exceed total sales for the year 1999 by $119,879 or 85%. The large increase in sales were the result of improved market conditions for the Company's computer carrying case product line and the continuing introduction of the new internet services product line.

Gross margins improved from 61% for the six-month period in 1999 to 71% for the same period in the year 2000. The margin improvement was primarily caused by the sales of web services that have very low cost of sales. Selling, general and administrative expenses increased $319,098 in 2000 to $514,596 compared to 1999. The increase in these expenses were the result of the Company's continuing investment in new products ($176,199) and the cost of professional services to comply with certain governmental regulations and to meet continuing litigation obligations ($128,508). The remaining cost increase of $14,391 resulted from small cost increases required to operate the business.

Other expenses, net of other income, for the six-month period totaled $312,902. The company realized a loss of $54,995 from the sale of Anything Internet Corporation stock. Through the sales of this stock the Company was able to finance is product expansion. As a result of treating its Anything Internet Corporation stock as trading securities the Company must revalue its investment to current market value at the end of each calendar quarter. As a result of this revaluation the Company recorded a loss of $193,275 for the first six months of 2000. Also during the second quarter Banyan negotiated a settlement agreement with Paine Webber, Inc. to end its lawsuit brought against the Company. As part of the settlement Banyan agreed to pay $140,000 to Paine Webber between July, 2000 and February, 2001. The Company has not admitted to any wrong doing and only settled this lawsuit to avoid even costlier litigation expenses. Offsetting these losses was the gain of $75,000 realized from the recovery of a note receivable from Anything Internet Corporation which had been written off in 1999 following equity accounting rules. Also reducing other expenses was $368 in interest income net of interest expenses.

As a result of the increased expenses the Company's net loss before and after taxes increased from $243,069 in 1999 to $641,064 in 2000.

Liquidity and Capital Resources

During the first six months of 2000, the Company was able to meet its financial needs by continuing to sell shares of common stock in Anything Internet Corporation for a net proceed of $393,477. By selling these shares, investments in new products were made and expansion of markets served was continued. The Company was able to collect the entire amount of a promissory note from Anything Internet Corporation, including related interest due, and in turn repaid a $60,000 loan to a related party during the first quarter. Because of the rapid increase in sales in the first half-year, trade accounts receivable increased $60,457 during the period. Inventories and prepaid expenses increased during the six-month period by $43,126 and accounts payable and accrued expenses increased $185,772 primarily because of the recording of the Paine Webber, Inc. lawsuit settlement of $140,000.

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

Three Months Ending June 30, 2000 Compared to Three Months Ending June 30, 1999

Sales for the three-month period ending June 30, 2000 were $93,504, an increase of 181% over the same period for 1999. The improvement in sales was the result of improved market conditions for computer carrying cases and the continuing introduction of the new internet services product line. Gross margins for this period improved slightly from 66% in 1999 to 71% in 2000. This margin improvement was the result of low cost of sales for web services products.

Selling, general and administrative expenses increased from $121,612 in 1999 to $242,036 in 2000, an increase of $120,424. As explained for the six-month period above, this increase in expense is the result of the continuing investment in new products and increased costs to support litigation obligations.

Other expenses in the second quarter of 2000 totaled $1,842,429. The primary reason for the very large expense was the unrealized gain on the Company's investment in Anything Internet Corporation of $1,612,800. This loss was caused by the decline in market value of Anything Internet Corporation's common stock from March 31, 2000 to June 30, 2000. Also contributing to these other expenses was the realized loss on the sale of Anything Internet Corporation common stock of $82,983, the cost of settling the Paine Webber, Inc. lawsuit of $140,000 and interest expense net of interest income of $6,646.



Liquidity and Capital Resources

During the second quarter of 2000 the Company sold Anything Internet Corporation common stock for $175,759 in order to fund the continuing product expansion. Also during the quarter accounts receivable decreased $24,893 while inventory and prepaid expenses increased $52,705 and accounts payable and accrued expenses increased $190,861, including $140,000 for the settlement of the lawsuit with Paine Webber.

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings

     The Company has the no pending or threatened litigation.


Item  2.  Changes  in  Securities  and  Use  of  Proceeds

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

27.1    Financial  Data  Schedule

(B)     Reports  on  Form  8-K
        ----------------------

The Company's current Form 8K filed on _____, incorporated hereto by reference.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Banyan  Corporation
                                          (Registrant)



Dated:   August 14,  2000              By: /s/ Larry Stanley
                                          ---------------------------
                                          Larry Stanley
                                          President  and  CEO