Form 10KSB/A
period 1999-12-31
BANYAN CORP /OR/
filed 2000-10-31
CIK 1086473

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

     Documents incorporated by reference: Exhibits contained in the Company's Form 10-SB submitted on May 14, 1999 and Amendments thereto, submitted on August 16, 1999, October 27, 1999, January 12, 2000, and April 3, 2000; and the
entirety of the Company's Forms 8-Ks dated April 3, 2000, March 24, 20000, and January 12, 2000.
                                   1

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


     As part of the transaction, Mr. Hillsberg became the President of TopListing.com Corporation and of Doublecase Corporation. On May 5, 2000 Mr. Hillsberg resigned from his position as president and a director of Doublecase Corporation, in order to dedicate his full time to his position at TopListing.com, and Lawrence Stanley, the Company's president was elected as the new president of Doublecase Corporation. Mr. Hillsberg's resignation did not modify his employment agreement with the Company.

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


     INTERNET SALES - The Company is targeting Internet e-commerce and web design sales via its sales for its website optimizing service, www.toplisting.com, which is now owned by TopListing.com Corporation. The Company believes that the TopListing.com integration will be completed by the end of the 2nd quarter of 2000, and at that time the Company intends to create an agressive marketing strategy targeting other existing web-sites in addition to expanding TopListing.com Corporation's web programming services.


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


Gross margins in 1999 were 62.7% compared with 66.7% in 1998 reflecting the impact of buying inventory in smaller quantities to preserve cash. Improvements in gross margins are not expected in the year 2000 as Banyan has realized the full impact of its cost reduction efforts. Loss from operations in the year 1999 of $580,877 increased 33.3% over 1998 results. Selling, general and administrative expenses increased $96,171 to $669,488. These increased costs were the result of an increase in professional expenses of $33,128 primarily needed to comply with certain government regulations and other legal matters, increased salary expense of $32,777, primarily in the fourth quarter, 1999 reflecting the start up of operations for Banyan's new product line Toplisting.com and increased public relations costs of $36,626. Offsetting these increases were some minor increases and decreases in other operating expenses.

The Company's net profit before provision for income taxes of $1,848,152 compared favorably to the loss in 1998 of $494,910. This increase in profit was the result the reclassification of the Company's investment in Anything Internet Corporation stock to trading securities allowing the Company to recognize an unrealized appreciation of $2,390,818 primarily due to an increase in its market value coupled with the increased gain from the sales of marketable securities of $174,703 and a decrease in net interest expense of $4,746. Offsetting this profit improvement was the increased loss from operations of $145,021 and the increased equity loss of Anything Internet Corporation of $78,735. Because of the reclassification of the Company's investment in Anything Internet Corporation to trading securities, this asset has been valued on the Balance Sheet at the current market value of $2,386,752 at the end of 1999.



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

Banyan expects to continue to sell shares of Anything to meet its cash flow needs that exceed funds generated from normal operations in order to support the expansion of its product lines throughout 2000. If the Company determines that it is not feasible to sell these shares, the Company will make efforts to arrange a short-term line of credit to meet its cash flow needs.

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

(1) Percentage of ownership is based on 9,691,804 shares of Common Stock issued and outstanding as of June 30, 1999.
(2) Includes a vested stock option to purchase 11,154 at an aggregate price of $0.05 a share.
(3) Ann L. Gee is Lloyd K. Parrish Jr.'s sister. Mr.Parrish is a Director.

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


Aurora, Colorado                                  /s/ RONALD R. CHADWICK
March 30, 2000                                        RONALD R. CHADWICK, P.C.


                               BANYAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999


                                            ASSETS

Current assets

      Cash                                                                           $    32,423
      Accounts receivable                                                                 46,874
      Inventory                                                                           66,981
      Trading securities                                                               2,392,102
      Prepaid expenses                                                                       300
                                                                                  ---------------
             Total current assets                                                      2,538,680
                                                                                  ---------------
Fixed assets
      Furniture and fixtures                                                              20,512
      Equipment and tooling                                                               15,648
                                                                                  ---------------
                                                                                          36,160
      less accumulated depreciation                                                     (19,481)
                                                                                  ---------------
                                                                                          16,679
                                                                                  ---------------
Other assets
      Trademarks and licenses, net of accumulated
            amortization of $61,552                                                       23,503
      Goodwill, net of accumulated amorization of $7,555                                 219,052
      Other                                                                                1,896
                                                                                  ---------------
                                                                                         244,451
                                                                                  ---------------

Total Assets                                                                        $  2,799,810
                                                                                  ===============



                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Accounts payable                                                                $  145,269
      Accrued salaries and related exp.                                                   60,769
      Accrued interest                                                                   235,186
      Other                                                                                2,000
      Notes payable                                                                      272,234
                                                                                  ---------------
          Total current liabilties                                                       715,458
                                                                                  ---------------

Total Liabilities                                                                        715,458
                                                                                  ---------------


Stockholders' Deficit
      Preferred stock, Class A: no par value;
          500,000 shares authorized; 187,190 issued and outstanding;
          callable at $2.75 per share and convertible                                    334,906
      Common stock, Class A: no par value;
          50,000,000 shares authorized;
          10,597,768 issued and outstanding                                           3,442,556
      Accumulated deficit                                                            (1,693,110)
                                                                                  ---------------
Total Stockholders' Deficit                                                           2,084,352
                                                                                  ---------------

Total Liabilities and Stockholders' Deficit                                          $2,799,810
                                                                                  ===============



                   The   accompanying   notes  are  an  integral   part  of  the
                   consolidated financial statements.



                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For The Years Ended December 31, 1998 and 1999



                                                                       1998                 1999
                                                                  ----------------     ----------------

Sales, net                                                            $   206,467          $   141,176

Cost of  sales                                                             69,006               52,565
                                                                  ----------------     ----------------

Gross margin                                                              137,461               88,611


Research & development
                                                                                -                    -
Selling, general and administrative expenses                              573,317              669,488
                                                                  ----------------     ----------------

Loss from operations                                                    (435,856)            (580,877)


Other income (expense)
     Interest income
                                                                                                 1,671
     Interest expense                                                    (22,913)             (19,838)
     Gain (loss) on sale of assets                                         3,449               174,703


     Unrealized gain (loss) on securities                                                    2,390,818


     Equity income of Anything Internet Corporation                      (39,590)             (118,325)
                                                                  ----------------     ----------------




Income (loss) before provision for income taxes                         (494,910)            1,848,152




Provision for income tax
                                                                                -                    -
                                                                  ----------------     ----------------



Net income (loss)                                                    $  (494,910)         $  1,848,152
                                                                  ================     ================


Net income (loss) per share
(Basic and fully diluted)                                          $       (0.06)       $        0.19
                                                                  ================     ================



Weighted average number of
common shares outstanding                                               8,359,433            9,769,450
                                                                  ================     ================



                   The   accompanying   notes  are  an  integral   part  of  the
                    consolidated financial statements.


                               BANYAN  CORPORATION   CONSOLIDATED  STATEMENT  OF
                 STOCKHOLDERS'  EQUITY For The Years Ended December 31, 1998 and
                 1999


                                          Common Stock      Preferred Stock    Common Stock
Stock                      Stock-
                                            Class A             Class A         Subscribed      Subscrip.
Accum.        holders'
                                  Shares           Amount   Shares   Amount    Shares   Amount  Receivable
Deficit       Deficit
                                  ------           ------   ------   ------    ------   ------  ----------
-----------   -------

Balances at December 31, 1997      4,430,127    $2,117,710  187,190 $ 334,906  143,000 $ 40,000 $(40,000) $
(3,026,352)  $(573,736)

Issuance of shares pursuant to
    rights offering                2,632,802
220,805                                                                 220,805

Issuance of stock for services       952,270
151,651                                                                 151,651

Sales of common stock              1,077,500
326,000                                                                 326,000

Stock issued for equity
    investment                       200,000
106,629                                                                 106,629

Property dividend
(20,000)    (20,000)

Net gain (loss) for the year
    ended December 31, 1998
(494,910)   (494,910)
                               --------------  ----------- -------- --------- ---------- ------ ----------
------------- ----------

Balances at December 31, 1998      9,292,699    $2,922,795  187,190 $ 334,906  143,000 $ 40,000 $(40,000) $
(3,541,262)  $(283,561)

Issuance of stock for services
5,500

4,125                                                                   4,125

Sales of common stock                780,732
444,803                                                                 444,803

Issuance of stock for assets
566,667

70,833                                                                  70,833

Stock cancellations                 (47,830)                                  (143,000) (40,000) 40,000



Net gain (loss) for the year
    ended December 31, 1999
1,848,152      1,848,152
                               --------------------------- --------- -------- --------- -------- --------
------------- -----------

Balances at December 31, 1999     10,597,768    $3442,556   187,190  $ 334,906     -     $   -      $  -
$(1,693,110)   $2,084,352
                               ==============   ========== ======== ========= ======== ========= =======
============== ===========




                   The   accompanying   notes  are  an  integral   part  of  the
                    consolidated financial statements.


                                       F4


                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For The Years Ended December 31, 1998 and 1999



                                                                            1998                  1999
                                                                       ----------------     -----------------

             Cash Flows From Operating Activities:


                  Net income (loss)                                       $  (494,910)          $  1,848,152

                  Adjustments  to reconcile  net income to net cash  provided by
                  (used for) operating activities:
                       Depreciation and amortization                            15,373                26,568
                       Loss on sale of fixed assets                                236
                       Unrealized gain on trading securities                                      (2,390,818)
                       Sales of trading securities                              12,729                 2,316

                       Loss in Anything Internet Corporation                    39,590               118,325
                       Compensatory stock issuances                            151,651                 4,125
                       Compensatory debt issuance                                                     23,500
                       Accounts receivable                                                               621
                                                                                 5,486
                       Inventory and prepaid expenses                         (26,274)              (19,411)
                       Deposits                                                                        2,000
                                                                                 4,319
                       Accounts payable and accrued expenses                  (57,404)                49,724
                                                                       ----------------     -----------------
                            Net cash provided by (used for)
                            operating activities                             (349,204)             (334,898)

                                                                       ----------------     -----------------


             Cash Flows From Investing Activities:
                   Proceeds from sales of fixed assets                   $        300         $           -
                   Fixed assets                                                                     (19,469)
                   Payment for business acquisitions                                                (75,774)
                   Loan to Anything Internet Corporation                                            (75,000)
                   Other                                                                               (995)

                                                                       ----------------     -----------------
                            Net cash provided by (used  for)
                            investing  activities                                 300              (171,238)


                                                                       ----------------     -----------------




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

Trading Securities

The Company's investment securities are held principally for the purpose of short term sales and have been classified as trading securities.

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

NOTE 2.  ACQUISITIONS

On August 22, 1998 Banyan Corporation purchased 1,000,000 common shares of Anything Internet Corporation, a marketer of wholesale and retail products over the internet, in exchange for 200,000 common shares of Banyan. The purchase represented 35.7% of the outstanding common stock of Anything Internet Corporation, and was recorded by Banyan at cost of $106,629. After distributing $20,000 of its Anything Internet Corporation common stock as a property dividend, Banyan's net equity in the investment was $49,485, resulting in a differential between cost and equity of $37,144. This difference is amortized over a five year period on a straight line basis, with accumulated amortization netted against the Company's investment balance. At December 31, 1998, Anything Internet Corporation had 200,000 common stock purchase warrants outstanding which, if exercised by the holders, would reduce Banyan's common stock ownership in Anything Internet Corporation to approximately 24%. As of December 31, 1998, Banyan owned 26% of the outstanding common stock of Anything Internet Corporation, and accounted for its investment under the equity method. In 1999, The Company's investment in Anything Internet Corporation was written down to zero from a loss on Anything Internet Corporation of $118,325. The Company recognized a gain in 1999 of $174,703 from the sale of Anything Internet Corporation shares. In December, 1999 the Company's ownership interest in Anything Internet Corporation fell below 20%, and it ceased accounting for its investment under the equity method. The Company then recorded its remaining interest in Anything Internet Corporation at fair market value as trading securities, as required under FASB 115.

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


     Pro forma net income (loss) and earnings per share of Banyan Corporation, assuming that Showcase Technologies, LLC was acquired at the beginning of 1998 and 1999, are shown below


Showcase Technologies, LLC

                                           1999          1998
Sales                               $     342,390      477,421
Net income (loss)                   $   1,761,231     (642,971)
Earnings per share                  $        0.17        (0.07)


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




At December 31, 1999 the Company had approximately $1,300,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:




                                                      December 31,              December 31,
                                                          1998                      1999

Deferred tax liability                         $                -            $             -

Deferred tax asset arising from:



         Net operating loss carryforwards                1,234,480                    513,700
         Temporary timing differences on                         -                    932,419
            unrealized gains
                                                     -------------              -------------



                                                         1,234,480                  1,446,119
Valuation allowance                                     (1,234,480)                (1,446,119)
                                                       ------------              ------------



Net Deferred Taxes                               $               -         $                -
                                                    =================         ==================


Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                      December 31,              December 31,
                                                          1998                      1999
                                                    -----------------         ----------------


Tax at federal statutory rate (34%)                     $(168,269)                 $  628,372
State income tax (5%)                                   (  24,746)                     92,408
Change in valuation allowance                             193,015                     211,639
Temporary timing differences on unrealized gains                                     (932,419)
                                                       -----------                  ----------


                                                      $(           -)           $(           -)
                                                       ==============            ==============


The net change in 1999 in the total valuation allowance was $211,639.

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

                                                     1998         1999
                                                     ----         ----

Net income (loss)          As reported         $(   494,910) $ 1,848,152

                           Pro forma           $(   494,957) $ 1,841,328

Basic and fully diluted    As reported         $(.06)              $ .19
    earnings per share
                           Pro forma           $(.06)              $ .19



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

                         Carrying Web Site Consolidated
                            Cases             Design            Total

Unaffiliated Revenue        $  125,812        $   15,364        $  141,176
                            ==========        ==========        ==========

Operating (loss)            $ (540,366)      $  (40,511)       $ (580,877)
Other income (expenses):
     Interest revenue            1,671                              1,671
     Interest (expense)        (19,803)             (35)          (19,838)
     Gain on asset sale        174,703                            174,703
     Unrealized gain on
            securities       2,390,818                          2,390,818
     Equity income (loss)     (118,325)                          (118,325)
                            -----------      -------------     -----------
                             1,888,698          (40,546)         1,848,152
Income tax expense                   -                -                 -
                          ----------------- ----------------  -----------------
Net income (loss)           $1,888,698          (40,546)         1,848,152
                             ==========       ==========        ==========

Identifiable assets         $ 2,644,687        $155,123          $2,799,810
                            ==========        =========         ==========

Depreciation and amortization expense from the carrying case segment were $1,712 and $18,165 respectively. Depreciation and amortization expense from the web site design segment were $1,614 and $5,027 respectively. Total expenditures for long lived assets were $92,656 through the carrying case segment and $154,415 through the web site design segment.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8. OPERATIONS OF BUSINESS SEGMENTS,
        IN GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS (Continued)

Geographic areas and major customers

The Company's long term assets are all held domestically. In 1999, approximately 9.8% of revenues ($13,835) were generated internationally, and 90.2% ($127,341) domestically, while in 1998 domestic sales represented approximately 85.7%
($176,958) of total sales, and international sales approximately 14.3% ($29,509). In 1999, t he Company's largest customer accounted for approximately 46% of total revenues ($64,941), all from the carrying case business. No other customer accounted for over 10% of sales. In 1998 no single customer represented more than 10% of the Company's sales.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:   October 29, 2000                  By:  /s/Larry Stanley
                                       --------------------------
                                           Larry Stanley
                       President & Chief Executive Officer



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


DATE:   October 29, 2000                 By:  /s/Larry Stanley
                                       --------------------------
                                           Larry Stanley
                                           President
                                           Director


DATE:   October 29, 2000                 By:  /s/ Lloyd K. Parrish Jr.
                                       --------------------------
                                          Lloyd K. Parrish Jr.
                                          Director


DATE:  October 29, 2000                  By:  /s/Jeffrey M. Rhodes
                                       --------------------------
                                          Jeffrey M. Rhodes
                                          Director