Form 10QSB/A
period 2000-06-30
BANYAN CORP /OR/
filed 2000-10-31
CIK 1086473

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

/s/ Ronald R. Chadwick, P.C.
RONALD R. CHADWICK, P.C.

Aurora, Colorado
August 4, 2000


                     BANYAN CORPORATION
                 CONSOLIDATED BALANCE SHEET
                        June 30, 2000
                          unaudited




                                     ASSETS

 Current assets

       Cash                                                                $     6,252


       Accounts receivable                                                     107,331

       Inventory                                                               102,582



       Trading securities                                                    1,805,350


       Prepaid expenses                                                          7,825
                                                                        ---------------

              Total current assets                                           2,029,340

                                                                        ---------------
 Fixed assets
       Furniture and fixtures
                                                                                34,559
       Equipment and tooling
                                                                                17,214
                                                                        ---------------



                                                                                51,773

       less accumulated depreciation
                                                                              (23,059)
                                                                        ---------------



                                                                                28,714

                                                                        ---------------
 Other assets

       Trademarks and licenses, net of accumulated amortization of $67,415

                                                                                17,640
       Goodwill, net of accumulated amorization of

             $30,216                                                           196,391

       Other
                                                                                 1,100

                                                                        ---------------


                                                                               215,131

                                                                        ---------------


 Total Assets                                                             $  2,273,185

                                                                        ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities
       Accounts payable                                                   $    183,977
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

 Total Liabilities
                                                                               841,230
                                                                        ---------------



 Stockholders' Equity

       Preferred stock, Class A: no par value;
           500,000 shares authorized;  187,190 issued and outstanding;  callable at $2.75 per share and convertible
                                                                               334,906
       Common stock, Class A: no par value;
           50,000,000 shares authorized;

           10,597,768 issued and outstanding                                 3,442,556
       Accumulated deficit                                                  (2,345,507)

                                                                        ---------------

 Total Stockholders' Equity                                                  1,431,955

                                                                        ---------------


 Total Liabilities and Stockholders' Equity                               $  2,273,185

                                                                        ===============




                         See Accountant's Review Report




                               BANYAN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For The Six Months Ended June 30, 2000
                                    unaudited

                                        Common Stock            Preferred Stock                            Stock-
                                           Class A                 Class A                Accum.           holders'
                                   Shares           Amount     Shares    Amount           Deficit          Equity



Balances at December 31, 1999       10,597,768    $3,442,556   187,190    $ 334,906   $ (1,693,110)        $
2,084,352



Net gain (loss) for the six

    months ended June 30, 2000                                                            (652,397)
(652,397)

                                 -------------- ------------- --------- ------------ ---------------
-------------------

Balances at June 30, 2000           10,597,768    $3,442,556   187,190    $ 334,906   $ (2,345,507)        $
1,431,955




                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    unaudited


                                                 for the three months ended                  for the six months ended

                                               June 30, 2000       June 30, 1999         June 30, 2000          June
30, 1999
                                               ----------------
------------------------------------------------------------------



Sales, net                                        $      93,504       $      33,304          $    261,055
$      64,341

Cost of  sales                                           25,496              11,487
74,621                  24,930
                                               -----------------   ----------------   --------------------
---------------------

Gross margin                                             68,008              21,817
186,434                  39,411

Research & development                                        -                   -
-                       -



Selling, general and administrative expenses            247,703             121,612
525,929                 195,498

                                               -----------------   ----------------   --------------------
---------------------


Loss from operations                                  (179,695)            (99,795)
(339,495)               (156,087)


Other income (expense)
     Interest income                                                                               12,781
                                                             67
-                                             -
     Interest expense                                                       (2,808)
(12,413)                 (5,605)
                                                        (6,713)
     Gain (loss) on sale of assets                     (82,983)                                  (54,995)

-                                             -
     Unrealized gain (loss) on securities           (1,612,800)                                 (193,275)

-                                             -

     Recovery of note receivable                                                                      75,000

                                                              -
-                                             -
     Settlement of lawsuit                            (140,000)                                 (140,000)

-                                             -
     Equity income of Anything Internet
(47,877)                                      (81,377)
Corporation                                                   -                                         -
                                               -----------------   ----------------   --------------------
---------------------


Income (loss) before provision for income           (2,022,124)           (150,480)

(652,397)               (243,069)
taxes


Provision for income tax
                                                              -                   -
-                       -
                                               -----------------   ----------------   --------------------
---------------------



Net income (loss)                                  $(2,022,124)     $     (150,480)    $        (652,397)
$   (243,069)

                                               =================   ================   ====================
=====================


Net income (loss) per share
Basic                                                 $  (0.19)     $      (0.02)      $         (0.06)
$         (0.03)
                                               =================   ================   ====================
=====================

Fully diluted                                         $  (0.19)     $      (0.02)      $         (0.06)
$         (0.03)
                                               =================   ================   ====================
=====================

Weighted average number of
common shares outstanding                            10,597,768           9,496,455
10,597,768               9,428,537
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

                                                 June 30, 2000       June 30, 1999      June 30, 2000        June
30, 1999
                                              ------------------   ---------------    ---------------
---------------

 Cash Flows From Operating Activities:


      Net income (loss)                             $(2,022,124)     $   (150,480)    $     (652,397)       $

(243,069)

      Adjustments to reconcile net income to net cash provided by (used for) operating activities:

           Depreciation and amortization                 16,177             6,835             32,102
9,956
           Unrealized (gain) loss on trading          1,612,800                              193,275
           Sales of trading securities                  175,759                              393,477

           securities
-                                     -
           Loss in Anything Internet
           Corporation                                        -            47,877                  -
81,377
           Accounts receivable                           24,893                             (60,457)
(20,876)
                                                                          (7,550)
           Inventory and prepaid expenses              (52,705)                             (43,126)
                                                                          (2,700)
(3,519)

           Deposits                                           -                 -
796                  -
           Accounts payable and accrued                 190,861          (44,409)            185,772
(39,265)
           expenses
                                              ------------------   ---------------    ---------------
---------------
                Net cash provided by (used

                for) operating                         (54,339)         (150,427)             49,442
(215,396)

                activities
                                              ------------------   ---------------    ---------------
---------------

 Cash Flows From Investing Activities:
       Increase in investment in Anything
           Internet Corporation                   $           -     $    (75,000)                  -
(75,000)
       Fixed assets                               $     (5,059)           (1,946)           (15,613)
(2,824)
                                              ------------------   ---------------    ---------------
---------------
                Net cash provided by (used

                for) investing activities               (5,059)          (76,946)           (15,613)
(77,824)

                                              ------------------   ---------------    ---------------
---------------




 Cash Flows From Financing Activities:

      Payments on notes payable                                                             (60,000)
                                                              -
-                                     -
      Proceeds from issuance of common stock                              229,802
279,802
                                                              -                                    -
                                              ------------------   ---------------    ---------------
---------------
                Net cash provided by (used
                for) financing  activities                    -           229,802           (60,000)
279,802
                                              ------------------   ---------------    ---------------
---------------

 Net Increase (Decrease) In Cash                       (59,398)             2,429           (26,171)
(13,418)

 Cash At The Beginning Of The Period                     65,650            14,409             32,423
30,256
                                              ------------------   ---------------    ---------------
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




At December 31, 1999 the Company had approximately $1,900,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued




                                                              December 31,                   June 30,
                                                                     1999                      2000


Deferred tax liability                                        $         -                 $         -


Deferred tax asset arising from:



         Net operating loss carryforwards                          513,700                    768,135
         Temporary timing differences on                           932,419                    857,042
            unrealized gains

                                                             -------------              --------------

                                                                 1,446,119                  1,625,177
Valuation allowance                                             (1,446,119)                (1,625,177)

                                                              -------------             --------------



Net Deferred Taxes                                            $           -             $           -
                                                              =================         ===============


Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                              December 31,                  June 30,
                                                                     1999                      2000
                                                              -----------------         ----------------



Tax at federal statutory rate (34%)                               $628,372                 $(221,815)
State income tax (5%)                                               92,408                   (32,620)
Increase (decrease) in valuation allowance                         211,639                   179,058
Temporary timing differences on unrealized (gains) and losses     (932,419)                   75,377

                                                                -----------                 ----------
                                                              $(         -)              $(        -)
                                                              ==============            ==============




The net change in the first quarter, 2000 in the total valuation allowance was a decrease of $179,058.

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


The fair value of the Company's long term notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At June 30, 2000, the fair value of the notes payable approximated the amount recorded in the financial statements.


                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.  STOCKHOLDERS' EQUITY

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

                                                             6 months ending
                                          1999                June 30, 2000
                                          ----                -------------



Net income (loss)          As reported    $   1,848,152      $ (652,397)

                            Pro forma     $   1,841,328      $ (655,809)

Basic and fully diluted     As reported               $.19          $ (.06)
    earnings per share
                            Pro forma                 $.19          $ (.06)




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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  STOCKHOLDERS' EQUITY (Continued)



The following table summarizes information about stock options outstanding at December 31, 1999.

                                              Options Outstanding               Options Exercisable
                                             ---------------------              ---------------------   -
                        Number      Weighted Ave.                              Number
     Range of       Outstanding     Remaining           Weighted Ave.       Exercisable   Weighted Ave.
Exercise Prices     at 12/31/99     Contractual Life    Exercise Price      at 12/31/99   Exercise Price
---------------     -----------     ----------------    --------------      -----------   --------------

$ 0.05 - $2.00         783,654      24.66  months        $0.76                546,423        $  1.03


The following table summarizes information about stock options outstanding at June 30, 2000.

                                              Options Outstanding               Options Exercisable
                                             ---------------------              ---------------------
                        Number      Weighted Ave.                              Number
     Range of       Outstanding     Remaining           Weighted Ave.       Exercisable   Weighted Ave.
Exercise Prices     at 6/30/00      Contractual Life    Exercise Price      at 6/30/00   Exercise Price
---------------     -----------     ----------------    --------------      -----------   --------------

$ 0.05 - $2.00         783,654      18.66 months         $ 0.76               546,423        $ 1.03



NOTE 8. CONTINGENCIES



A former officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York for certain securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time.



NOTE 9.  SETTLEMENT OF LAWSUIT

On June 27, 2000, the Company negotiated an agreement with Paine Webber Corporation settling a lawsuit filed by Paine Webber Corporation for $405,000, dealing with the cancellation by Banyan Corporation of certain stock certificates. To avoid costly litigation, the Company decided to settle this claim without admitting any wrongdoing. The settlement calls for Banyan to pay Paine Webber Corporation a total of $140,000; $10,000 on June 27, 2000; six monthly payments of $3,333 commencing on August 27, 2000; and two final payments of $55,000 each on January 31, 2001, and February 28, 2001. Interest will not accrue unless the Company fails to make timely payment.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 10. OPERATIONS OF BUSINESS SEGMENTS, IN
        GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS



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

                                    Carrying Web Site Consolidated
                                    Cases         Design          Total

Unaffiliated Revenue                $   193,086   $   67,969      $   261,055
                                    ===========   ==========      ===========



Operating (loss)                    $  (182,232)   $(157,263)     $  (339,495)
Other income (expenses):

     Interest revenue                    12,781                        12,781
     Interest (expense)                 (12,223)        (190)         (12,413)
     Loss on asset sale                 (54,995)                      (54,995)
     Unrealized gain on securities     (193,275)                     (193,275)
     Recovery of Note Payable            75,000                        75,000
     Settlement of lawsuit             (140,000)                     (140,000)
                                    ------------  --------------   -------------

                                       (494,944)    (157,453)        (652,397)

Income tax expense                            -            -                -
                                    ------------  --------------   -------------

Net income (loss)                   $  (494,944)   $(157,453)       $(652,397)

                                    ============    =========       ===========



Identifiable assets                  $2,124,031    $ 149,154        $2,273,185

                                      ==========    =========       ==========



Depreciation and amortization expense from the carrying case segment were $1,401 and $14,238 respectively. Depreciation and amortization expense from the web site design segment were $1,978 and $14,483 respectively. Total expenditures for long lived assets were $122,866 through the carrying case segment and $146,088 through the web site design segment.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 11. OPERATIONS OF BUSINESS SEGMENTS, IN GEOGRAPHIC
        AREAS, AND MAJOR CUSTOMERS (Continued)


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



Gross margins improved from 61% for the six-month period in 1999 to 71% for the same period in the year 2000. The margin improvement was primarily caused by the sales of web services that have very low cost of sales. Selling, general and administrative expenses increased $330,431 in 2000 to $525,929 compared to 1999. The increase in these expenses were the result of the Company's continuing investment in new products ($187,531) and the cost of professional services to comply with certain governmental regulations and to meet continuing litigation obligations ($128,508). The remaining cost increase of $14,391 resulted from small cost increases required to operate the business.



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



As a result of the increased expenses the Company's net loss before and after taxes increased from $243,069 in 1999 to $652,397 in 2000.



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



Selling, general and administrative expenses increased from $121,612 in 1999 to $247,703 in 2000, an increase of $126,091. As explained for the six-month period above, this increase in expense is the result of the continuing investment in new products and increased costs to support litigation obligations.

Other expenses in the second quarter of 2000 totaled $1,842,429. The primary reason for the very large expense was the unrealized loss on the Company's investment in Anything Internet Corporation of $1,612,800. This loss was caused by the decline in market value of Anything Internet Corporation's common stock from March 31, 2000 to June 30, 2000. Also contributing to these other expenses was the realized loss on the sale of Anything Internet Corporation common stock of $82,983, the cost of settling the Paine Webber, Inc. lawsuit of $140,000 and interest expense net of interest income of $6,646.





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

                                          Banyan  Corporation
                                          (Registrant)



Dated:    October 29, 2000              By: /s/ Larry Stanley
                                          ---------------------------
                                          Larry Stanley
                                          President  and  CEO