Form 10QSB/A
period 2000-03-31
BANYAN CORP /OR/
filed 2000-11-01
CIK 1086473

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549


                              SECOND AMENDMENT TO


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For  the  quarterly  period  ended  March 31,  2000


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

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements






                               BANYAN CORPORATION

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                              March 31, 1999 & 2000




                               BANYAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      for the period ending March 31, 2000
                                    unaudited


                                                                                          Mar. 31, 2000
                                                                                          -------------

                                               ASSETS

     Current assets


           Cash                                                                            $      65,650
           Accounts receivable                                                                   132,224
           Inventory                                                                              57,402
           Trading securities                                                                  3,591,341
           Prepaid expenses                                                                          300
                                                                                        -----------------
                  Total current assets                                                         3,846,917
                                                                                        -----------------

     Fixed assets

           Furniture and fixtures                                                                 29,500
           Equipment and tooling                                                                  17,214
                                                                                        -----------------

                                                                                                  46,714

           less accumulated depreciation                                                        (21,144)
                                                                                        -----------------
                                                                                                  25,570
                                                                                        -----------------

     Other assets
           Trademarks and licenses, net of accumulated

                 amortization of $64,484                                                          20,571
           Goodwill, net of accumulated amorization of $18,885                                   207,722
           Other                                                                                   1,100
                                                                                        -----------------
                                                                                                 229,393
                                                                                        -----------------



     Total Assets                                                                           $  4,101,880
                                                                                        =================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities
           Accounts payable                                                                 $    145,120
           Accrued salaries and related exp.                                                      50,881
           Accrued interest                                                                      238,384
           Other                                                                                   3,750
           Notes payable                                                                         212,234

                                                                                        -----------------

               Total current                                                                     650,369
     liabilties

                                                                                        -----------------


     Total Liabilities                                                                           650,369

                                                                                        -----------------



     Stockholders' Deficit
           Preferred stock, Class A: no par value;
               500,000 shares authorized; 187,190 issued and outstanding;
               callable at $2.75 per share and convertible                                       334,906
           Common stock, Class A: no par value;
               50,000,000 shares authorized;

               10,597,768 issued and outstanding                                               3,442,556
           Accumulated deficit                                                                  (325,951)
                                                                                        -----------------
     Total Stockholders' Deficit                                                               3,451,511
                                                                                        -----------------



     Total Liabilities and Stockholders' Deficit                                            $  4,101,880
                                                                                        =================
                                                                                        =================



         The accompanying notes are an integral part of the consolidated financial statements.



                               BANYAN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   For The First Quarter Ended March 31, 2000
                                    unaudited




                                       Common Stock                  Preferred Stock                              Stock-
                                            Class A                        Class A             Accum.             holders'

                                   Shares           Amount        Shares         Amount        Deficit            Deficit



Balances at December 31, 1999      10,597,768         $3,442,556    187,190       $ 334,906       $ (1,693,110)      $  2,084,352



Net gain (loss) for the quarter

    ended March 31, 2000                                                                              1,367,159         1,367,159
                               --------------- ----------------------------- --------------- -------------------  ----------------

Balances at December 31, 1998      10,597,768         $3,442,556    187,190       $ 334,906       $ (  325,951)      $  3,451,511





        The accompanying notes are an integral part of the consolidated financial statements.


                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

               For The Three Months Ended March 31, 1999 and 2000
                                    unaudited


                                                                                    1999                 2000
                                                                               ----------------     ----------------


              Sales, net                                                          $     31,037          $   167,551


              Cost of  sales                                                            20,133               49,125
                                                                               ----------------     ----------------

              Gross margin                                                              10,904              118,426


              Research & development
                                                                                             -                    -

              Selling, general and administrative expenses                              67,196              278,226

              Loss from operations                                                    (56,292)            (159,800)


              Other income (expense)

                   Interest income                                                                           12,714
                   Interest expense                                                    (2,797)              (5,700)
                   Gain (loss) on sale of assets                                                             27,988
                    Unrealized gain (loss) on securities                                                  1,416,957
                   Recovery of note receivable                                                               75,000
                   Equity income of Anything Internet Corporation                     (33,500)

                                                                               ----------------     ----------------


              Income (loss) before provision for income taxes                         (92,589)            1,367,159



              Provision for income tax
                                                                                             -                    -
                                                                               ----------------     ----------------



              Net income (loss)                                                  $    (92,589)          $ 1,367,159

                                                                               ================     ================



              Net income (loss) per share
              Basic                                                             $       (0.01)        $        0.13

                                                                               ================     ================


              Fully diluted                                                     $       (0.01)        $        0.13

                                                                               ================     ================

              Weighted average number of
              common shares outstanding                                              9,296,903           10,597,768
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

                                       F-4






                              BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For The Three Months Ended March 31, 1999 and 2000
                                    unaudited


                                                                            1999                  2000
                                                                       ----------------     -----------------

             Cash Flows From Operating Activities:


                  Net income (loss)                                      $    (92,589)           $ 1,367,159

                  Adjustments  to reconcile  net income to net cash  provided by
                  (used for) operating activities:
                       Depreciation and amortization                             3,121               15,925
                       Sales of trading securities                                                  217,718
                       Unrealized gain on trading                                                (1,416,957)
                       securities
                       Loss in Anything Internet Corporation                    33,500
                       Accounts receivable                                     (13,326)              (85,350)
                       Inventory and prepaid expenses                                                  9,579
                       Deposits                                                   (819)                  796
                       Accounts payable and accrued expenses                                          (5,089)
                                                                                 5,144

                                                                       ----------------     -----------------

                            Net cash provided by (used for)
                            operating  activities                             (64,969)             (103,781)

                                                                       ----------------     -----------------

             Cash Flows From Investing Activities:
                   Fixed assets                                         $        (878)              (10,554)

                                                                       ----------------     -----------------
                            Net cash provided by (used for)

                            investing activities                                 (878)              (10,554)


                                                                       ----------------     -----------------




                          (Continued On Following Page)





         The accompanying notes are an integral part of the consolidated financial statements.




                               BANYAN CORPORATION

                      CONSOLIDATED  STATEMENT OF CASH FLOWS For The Three Months
               Ended March 31, 1999 and 2000
                                    unaudited

                         (Continued From Previous Page)

                                                                            1999                  2000
                                                                       ----------------     -----------------

                                                                       ----------------     -----------------


             Cash Flows From Financing Activities:
                  Payments on notes payable                                                         (60,000)
                  Proceeds from issuance of common stock                        50,000
                                                                       ----------------     -----------------

                                                                       ----------------     -----------------

                            Net cash provided by (used for)

                            financing                                           50,000              (60,000)
                            activities
                                                                       ----------------     -----------------

                                                                       ----------------     -----------------

             Net Increase (Decrease) In Cash                                  (15,847)                33,227
             Cash At The Beginning Of The Period                                30,256                32,423
                                                                       ----------------     -----------------

                                                                       ----------------     -----------------


             Cash At The End Of The Period                                $     14,409          $     65,650
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

NOTE 3.  ACQUISITIONS


On August 22, 1998 Banyan Corporation purchased 1,000,000 common shares of Anything Internet Corporation, a marketer of wholesale and retail products over the internet, in exchange for 200,000 common shares of Banyan. The Company recognized a gain in the first quarter, 2000 of $27,988 from the sale of Anything Internet Corporation shares. In December, 1999 the Company's ownership interest in Anything Internet Corporation fell below 20%, and it ceased accounting for its investment under the equity method. The Company then reported the remaining interest in Anything Internet Corporation at fair market value as trading securities, as required under FASB 115. The Company values its investment in these securities at fair market value at the end of each reporting period and as a result recognized a $1,419,525 unrealized gain for the first quarter of 2000.


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




At March 31, 2000 the Company did not have any unused federal net operating loss carryforwards. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued




                                                              December 31,                  March 31,
                                                                     1999                      2000    _


Deferred tax liability                                                 -                 $          -


Deferred tax asset arising from:




         Net operating loss carryforwards                         513,700                          -
         Temporary timing differences on                          932,419                  1,465,540
           unrealized gains
                                                            --------------             --------------


                                                                1,446,119                  1,465,540
Valuation allowance                                            (1,446,119)                (1,465,540)

                                                              -------------             -------------


Net Deferred Taxes                                            $          -              $          -

                                                              =============             ==============



Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                              December 31,                 March 31,
                                                                     1999                      2000
                                                              -----------------         ----------------



Tax at federal statutory rate (34%)                              $628,372                 $ 464,834
State income tax (5%)                                              92,408                    68,358
Increase (decrease) in valuation allowance                        211,639                    19,421
Temporary timing difference on unrealized gains                  (932,419)                 (552,613)

                                                               -----------               -----------
                                                              $(           -)           $(           -)

                                                              ==============            ==============



The net change in the first quarter, 2000 in the total valuation allowance was a decrease of $19,421.

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



                                                                             3 months ending
                                                   1999                       March 31, 2000
                                                   ----                       --------------



Net income (loss)          As reported            $   1,848,152               $ 1,367,159

                                    Pro forma     $   1,841,328              $  1,360,335

Basic and fully diluted             As reported               $.19                     $ .13
    earnings per share
                                    Pro forma                 $.19                     $ .13




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


A summary of the status of the Company's stock options as of December 31, 1999 and March 31, 2000, and changes during the years ending on those dates is presented below:



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

                                            Options Outstanding               Options Exercisable
                                             ---------------------              ---------------------   -
                        Number      Weighted Ave.                              Number
     Range of       Outstanding     Remaining           Weighted Ave.       Exercisable   Weighted Ave.
Exercise Prices     at 12/31/99     Contractual Life    Exercise Price      at 12/31/99   Exercise Price
---------------     -----------     ----------------    --------------      -----------   --------------

$ 0.05 - $2.00         783,654      24.66                 0.76                546,423        $  1.03

The following table summarizes information about stock options outstanding at March 31, 2000.


                                            Options Outstanding               Options Exercisable
                                             ---------------------              ---------------------   -
                        Number      Weighted Ave.                              Number
     Range of       Outstanding     Remaining           Weighted Ave.       Exercisable   Weighted Ave.

Exercise Prices     at 12/31/99     Contractual Life    Exercise Price      at 12/31/99   Exercise Price

---------------     -----------     ----------------    --------------      -----------   --------------

$ 0.05 - $2.00         783,654      24.66                 0.76                546,423        $  1.03



NOTE 8. CONTINGENCIES



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



NOTE 9. OPERATIONS OF BUSINESS SEGMENTS,
        IN GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS



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




                         Carrying Web Site Consolidated
                                            Cases             Design            Total


Unaffiliated Revenue                        $   135,436       $   32,115        $   167,551
                                            ===========       ==========        ===========


Operating (loss)                          $    (84,226)      $  (75,574)       $  (159,800)
Other income (expenses):
     Interest revenue                           12,714                              12,714
     Interest (expense)                         (5,613)             (87)            (5,700)
     Gain on asset sale                         27,988                              27,988
     Unrealized gain on securities           1,416,957                           1,416,957
     Recovery of Note Payable                   75,000                              75,000
                                            -------------     -------------     -------------
                                            $1,442,820        $  (75,661)       $1,367,159

Income tax expense                                   -                -                  -
                                            ----------------- ----------------  -------------

Net income (loss)                           $1,442,820        $  (75,661)       $1,367,159

                                            ==========         ==========        ==========


Identifiable assets                         $3,951,900        $ 149,980         $4,101,880

                                            ==========        =========         ==========


Depreciation and amortization expense from the carrying case segment were $570 and $7,218 respectively. Depreciation and amortization expense from the web site design segment were $894 and $7,241 respectively. Total expenditures for long lived assets were $115,523 through the carrying case segment and $148,894 through the web site design segment.






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



Gross margins improved from 35% in the first quarter of 1999 to nearly 71% for the same period in 2000. This improvement was the result of low cost of sales on our web services product line and volume purchasing of materials for the computer carrying case product line. Selling, general and administrative expenses were $278,226 for the first three months of 2000, an increase of $211,030 over the same period last year. The increase in costs were the result of the additional costs for the web services product line of $85,692 and increased legal and accounting expenses of $63,078 necessary to comply with certain governmental regulations and to meet litigation obligations. The remainder of the cost increase of $62,260 was needed to support the increase in sales for the computer carrying case product line.

Additionally, in the first quarter of 2000 the Company realized a net gain of $27,988 by selling some of the common stock of Anything Internet Corporation and an unrealized gain primarily on the shares on Anything Internet Corporation held by the Company of $1,416,957 due to the increase in market value of this stock. Also during the quarter the Company was repaid the promissory note of $75,000 by Anything Internet Corporation along with all interest due on this note. Under generally accepted accounting principles, Banyan had written off this promissory note using equity accounting methods in 1999.



Liquidity and Capital Resources


During the first quarter of 2000, the Company was able to meet its financial needs by continuing to sell shares of common stock in Anything Internet Corporation. By selling these shares, investments in new products were made and expansion of markets served were continued. The Company was able to collect the entire amount of a promissory note from Anything, including related interest due, and in turn repaid a $60,000 loan to a related party during the first quarter. Because of the rapid increase in sales in the first quarter, trade accounts receivable increased $85,350 during the quarter. Inventories and prepaid expenses were reduced during the quarter by $9,579 and accounts payable and accrued expenses were reduce by $5,089.


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