Form 10QSB
period 2000-09-30
BANYAN CORP /OR/
filed 2000-11-14
CIK 1086473

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  September 30,  2000

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

                          Yes                       No      X
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


 Class                                 Outstanding at September 30, 2000
 -----                                 ----------------------------

Common  Stock,  no  par  value                  9,509,068

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


                               BANYAN CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Unaudited  Consolidated  Balance  Sheets
                    at  September 30, 2000

                  Unaudited  Consolidated  Statement  of  Operations
                    for  the  three  months  ended
                      September 30,  1999  and  2000

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended    September 30,  1999  and  2000

                  Unaudited  Consolidated  Statement  of  Shareholders Equity
                   for  the three  months  ended    September 30,  2000


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

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors
Banyan Corporation
Colorado Springs, Colorado

I have review the accompanying consolidated balance sheet of Banyan Corporation as of September 30, 2000, and the related consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1999 and 2000, and the related consolidated statement of stockholders' equity for the nine months ended September 30, 2000. These financial statements are the responsibility of the management of Banyan Corporation.

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

/s/ Ronald R. Chadwick, P.C.
RONALD R. CHADWICK, P.C.

Aurora, Colorado
October 30, 2000

                               BANYAN CORPORATION

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                            September 30, 1999 & 2000


                    BANYAN CORPORATION
               CONSOLIDATED BALANCE SHEET
                   September 30, 2000
                        unaudited




                         ASSETS

Current assets
      Cash
                                                             $       18,094
      Accounts receivable
                                                                    111,764
      Inventory
                                                                     93,872
      Trading securities                                          1,907,671
      Prepaid expenses
                                                                     13,514
                                                             ---------------
             Total current assets                                 2,144,915
                                                             ---------------
Fixed assets
      Furniture and fixtures
                                                                     34,415
      Equipment and tooling
                                                                     17,214
                                                             ---------------

                                                                     51,629
      less accumulated depreciation
                                                                   (18,095)
                                                             ---------------

                                                                     33,534
                                                             ---------------
Other assets
      Trademarks and licenses, net of accumulated
            amortization of $70,346
                                                                     14,709
      Goodwill, net of accumulated amorization of $41,545
                                                                    185,062
      Other
                                                                      1,100
                                                             ---------------

                                                                    200,871
                                                             ---------------

Total Assets                                                   $  2,379,320
                                                             ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                         $    237,823
      Accrued salaries and related exp.
                                                                     75,733
      Accrued interest
                                                                    254,746
      Accrued other expenses
                                                                    152,615
      Notes payable
                                                                    382,734
                                                             ---------------
          Total current liabilties                                1,103,651
                                                             ---------------

Total Liabilities                                                 1,103,651
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
          9,509,068 issued and outstanding                        3,326,436
      Accumulated deficit                                       (2,385,673)
                                                             ---------------
Total Stockholders' Equity                                        1,275,669
                                                             ---------------

Total Liabilities and Stockholders' Equity                     $  2,379,320
                                                            ===============



                         See Accountant's Review Report


                                 BANYAN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For The Nine Months Ended September 30, 2000
                                    unaudited

                                     Common Stock                Preferred Stock                             Stock-
                                          Class A                      Class A                Accum.        holders'
                                  Shares         Amount         Shares         Amount        Deficit       Equity

Balances at December 31, 1999      10,597,768      $3,442,556   187,190       $ 334,906   $ (1,693,110)   $  2,084,352

Shares purchased and
    retired                       (1,088,700)       (116,120)                                            $   (116,120)

Net gain (loss) for the nine
    months ended Sept. 30, 2000                                                               (692,563)      (692,563)
                                 --------------  ------------   ---------     ---------- --------------- --------------

Balances at September 30, 2000      9,509,068      $3,326,436   187,190       $ 334,906   $ (2,385,673)   $  1,275,669



                         See Accountant's Review Report


                                BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    unaudited

                                                      for the three months ended                   for the nine months ended

                                               Sept. 30, 2000         Sept. 30, 1999        Sept. 30, 2000        Sept. 30, 1999
                                               -----------------      ------------------    ------------------    ------------------

Sales, net                                         $    139,642           $      52,156      $    400,697           $    116,497

Cost of  sales                                           95,891                  18,191           170,512                 43,121
                                               -----------------      ------------------    --------------    ------------------

Gross margin                                             43,751                  33,965           230,185                 73,376

Research & development                                        -                       -                 -                      -

Selling, general and administrative expenses            438,729                 171,658           964,658                367,156
                                               -----------------      ------------------    --------------    ------------------

Loss from operations                                  (394,978)               (137,693)         (734,473)              (293,780)

Other income (expense)
     Interest income                                         93                       -            12,874                      -

     Interest expense                                  (15,290)                 (7,163)          (27,703)               (12,767)

     Gain (loss) on sale of assets                       43,202                       -          (11,793)                      -

     Unrealized gain (loss) on securities               326,807                       -           133,532                      -

     Recovery of note receivable                              -                       -            75,000                      -

     Settlement of lawsuit                                    -                       -          (140,000)                     -

     Equity income of Anything Internet
     Corporation                                              -                (36,948)                 -              (118,325)
                                               -----------------      ------------------    --------------    ------------------

Income (loss) before provision for income              (40,166)               (181,804)         (692,563)              (424,872)
taxes

Provision for income tax                                      -                       -                 -                      -
                                               -----------------      ------------------    --------------    ------------------

Net income (loss)                                $     (40,166)           $   (181,804)       $ (692,563)          $   (424,872)
                                               =================      ==================    ==============    ==================

Net income (loss) per share
Basic                                            $       (0.00)        $         (0.02)      $         (0.07)       $         (0.04)
                                               =================      ==================    ==================    ==================

Fully diluted                                    $       (0.00)        $         (0.02)      $         (0.07)       $         (0.04)
                                               =================      ==================    ==================    ==================

Weighted average number of
common shares outstanding                            10,361,094               9,785,775            10,518,301              9,586,223
                                               =================      ==================    ==================    ==================


                         See Accountant's Review Report








                                 BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    unaudited

                                                        for the three months ended                   for the nine months ended

                                                    Sept. 30, 2000      Sept. 30, 1999       Sept. 30, 2000          Sept. 30, 1999
                                                   -----------------   ----------------    -----------------    ------------------

 Cash Flows From Operating Activities:
      Net income (loss)                             $     (40,166)       $  (181,803)         $  (692,563)          $  (424,872)

      Adjustments to reconcile net income to
      net cash provided by (used for)
      operating  activities:

           Depreciation and amortization                    18,296             3,622               50,398                13,578
           Sales of trading securities                     509,580                                 903,057
           Purchases of trading securities               (285,094)                               (285,094)
           Unrealized (gain) loss on trading securities  (326,807)                  -            (133,532)                    -
           Loss in Anything Internet Corporation                 -             36,948                    -              118,325
           Accounts receivable                             (4,433)            (6,707)             (64,890)              (27,583)
           Inventory and prepaid expenses                    3,021              4,651             (40,105)                1,132

 Deposits                                                        -                  -                  796                     -
           Accounts payable and accrued expenses            91,921             38,376              277,693                 (889)
                                                   ----------------   ----------------    -----------------    ------------------
                Net cash provided by (used for)
                operating activities                       (33,682)          (104,913)               15,760             (320,309)
                                                   ----------------   ----------------    -----------------    ------------------

 Cash Flows From Investing Activities:
       Increase in investment in Anything
           Internet Corporation                    $             -                  -                    -              (75,000)

       Fixed assets                                $       (8,856)            (8,054)             (24,469)              (10,878)
                                                   ----------------   ----------------    -----------------    ------------------
                Net cash provided by (used for)
                investing activities                       (8,856)            (8,054)             (24,469)              (85,878)
                                                   ----------------   ----------------    -----------------    ------------------

 Cash Flows From Financing Activities:
      Proceeds from borrowings                       $     170,500                                 170,500
      Payments on notes payable                                  -                  -             (60,000)                    -
      Purchase of common stock                           (116,120)            125,001            (116,120)              404,803
      Proceeds from issuance of common stock                     -                  -                    -                    -
                                                   ----------------   ----------------    -----------------    ------------------
                Net cash provided by (used for)
                financing   activities                      54,380            125,001              (5,620)               404,803
                                                   ----------------   ----------------    -----------------    ------------------

 Net Increase (Decrease) In Cash                            11,842             12,034             (14,329)               (1,384)
 Cash At The Beginning Of The Period                         6,252             16,838               32,423                30,256
                                                   ----------------   ----------------    -----------------    ------------------

 Cash At The End Of The Period                      $       18,094       $     28,872         $     18,094          $     28,872
                                                   ================   ================    =================    ==================


 Schedule Of Non-Cash Investing And Financing Activities

 No non-cash investing and financing activities occurred during the first quarter of 1999 and 2000.

 Supplemental Disclosure

 Cash paid in the first nine months of 1999 and 2000 for interest and income taxes: Interest expense paid in the first nine months of of 2000 was $2,627. No interest was paid in the same period in 1999 and no income taxes were paid during these periods.

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

NOTE 2. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Banyan Corporation ("Banyan", the "Company"), was incorporated in the State of Oregon on June 13, 1978. The Company manufactures and distributes hard and soft carrying cases for portable notebook computers and data storage devices, and provides website services to e-tailers. The Company's principal markets consist of wholesale and retail sellers of computers and related devices throughout the United States and e-tailers..

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

Accounts receivable

The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2000 the Company had no balance in its allowance for doubtful accounts.

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

NOTE 3.  ACQUISITIONS

On August 22, 1998 Banyan Corporation purchased 1,000,000 common shares of Anything Internet Corporation, a marketer of wholesale and retail products over the internet, in exchange for 200,000 common shares of Banyan. The Company recognized a loss in the first six months of 2000 of $54,995 from the sale of Anything Internet Corporation shares. In December, 1999 the Company's ownership interest in Anything Internet Corporation fell below 20%, and it ceased accounting for its investment under the equity method. The Company then reported the remaining interest in Anything Internet Corporation at fair market value as trading securities, as required under FASB 115. The Company values its investment in these securities at fair market value at the end of each reporting period and as a result recognized a $133,532 unrealized gain for the first nine months of 2000.

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

At September 30, 2000 the Company had approximately $2,000,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31,              September 30,
                                                                     1999                      2000

Deferred tax liability                                        $          -                 $      -

Deferred tax asset arising from:
         Net operating loss carryforwards                          513,700                  783,799
         Temporary timing differences on
            unrealized gains                                       932,419                  984,496
                                                              --------------            ---------------
                                                                 1,446,119                1,768,295
Valuation allowance                                             (1,446,119)              (1,768,295)
                                                              -------------             ---------------

Net Deferred Taxes                                            $           -           $           -
                                                              =============           ================

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

                                                              December 31,              September 30,
                                                                     1999                      2000
                                                              -----------------         ----------------
Tax at federal statutory rate (34%)                                $628,372                $(235,471)
State income tax (5%)                                                92,408                  (34,628)
Increase (decrease) in valuation allowance                          211,639                  322,176
Temporary timing differences on unrealized
   (gains) and losses                                              (932,419)                 (52,077)
                                                                  ----------                ------------
                                                              $(          -)           $(          -)
                                                              ==============            ==============

The net change in the first quarter, 2000 in the total valuation allowance was a decrease of $179,058.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES PAYABLE

At September 30, 2000 the Company had the following notes payable outstanding:

                                                                 Balances at
                                                               Sept. 30, 2000
Related party notes payable,
unsecured, interest from 6% to 12% per annum,
maturing  April 1, 2001                                          $   38,647

Related  party notes  payable,
secured by Company  assets,  Interest at 10% per
annum, maturing from
November 1, 2000 to April 1, 2001.                                   66,587

Related party note payable, secured by gross revenues,
interest at 6% per annum, maturing November 1, 2000                  80,000

Other related party notes                                            11,500

Total related party notes payable                                   196,734

Note payable,  unsecured,  interest at 20% per annum,
payable in common stock of
Anything Internet Corporation, maturing on
January 31, 2001                                                    162,500

Note payable, unsecured, interest
at 9% per annum, maturing
November 1, 2000                                                     23,500
                                                                  -----------

Total notes payable (all current)                                 $ 382,734
                                                                  =========

The schedule of maturities by fiscal year for all notes outstanding is as follows:

         Years ending  December 31,
2000       $ 117,000
2001         265,734
Total      $ 382,734

The fair value of the Company's long term notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturity. At September 30, 2000, the fair value of the notes payable approximated $404,610.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.  STOCKHOLDERS' EQUITY

Common stock

The Company as of December 31, 1999 and September 30, 2000 had 50,000,000 shares of authorized Class A common stock, no par value, with 10,597,768 and 9,509,068 shares issued and outstanding respectively. On September 11, 2000, the Company purchased 1,088,700 shares of its common stock from one party for $116,120. This stock was immediately retired.

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

                                                           6 months ending
                                               1999         June 30, 2000
                                               ----         -------------

Net income (loss)          As reported    $  1,848,152        $ (692,563)

                           Pro forma      $  1,841,328        $ (697,681)

Basic and fully diluted    As reported               $.19            $ (.07)
    earnings per share
                           Pro forma                 $.19            $ (.07)


In August, 1998, the Company granted stock options, exercisable immediately, to certain officers of Anything Internet Corporation, to purchase common shares of Banyan Corporation as follows:

                           Amount           Price/share       Expiration date
                           100,000 shares     $  0.50         August 31, 2000
                           100,000 shares     $  1.00         August 31, 2000
                           100,000 shares     $  2.00         August 31, 2000

These options were issued as part of the purchase price paid by Banyan C orporation to acquire a 35.7% interest in Anything Internet Corporation.

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

A summary of the status of the Company's stock options as of December 31, 1999 and September 30, 2000, and changes during the years ending on those dates is presented below:


                                  December 31, 1999         September 30, 2000
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


                                 Options Outstanding                                        Options Exercisable

                        Number         Weighted Ave.                                          Number
     Range of       Outstanding         Remaining                 Weighted Ave.               Exercisable    Weighted Ave.
Exercise Prices      at 12/31/99       Contractual Life           Exercise Price              at 12/31/99    Exercise Price
---------------      -----------       ----------------           --------------              -----------    --------------
$ 0.05 - $2.00         783,654            24.66 months               $ 0.76                       546,423               $  1.03

The following table summarizes information about stock options outstanding at September 30, 2000.

                                  Options Outstanding                                        Options Exercisable

                        Number        Weighted Ave.                                           Number
     Range of       Outstanding         Remaining                 Weighted Ave.               Exercisable    Weighted Ave.
Exercise Prices      at 9/30/00       Contractual Life            Exercise Price              at 9/30/00     Exercise Price
---------------      ----------       ----------------            --------------              ----------     --------------
$ 0.05 - $2.00         783,654            18.66 months               $ 0.76                       546,423               $ 1.03


NOTE 8. CONTINGENCIES

A former officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York for certain securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time.

NOTE 9. SETTLEMENT OF LAWSUIT

On June 27, 2000, the Company negotiated an agreement with Paine Webber Corporation settling a lawsuit filed by Paine Webber Corporation for $405,000, dealing with the cancellation by Banyan Corporation of certain stock certificates. To avoid costly litigation, the Company decided to settle this claim without admitting any wrongdoing. The settlement calls for Banyan to pay Paine Webber Corporation at total of $140,000; $10,000 on June 27, 2000; six monthly payments of $3,333 commencing on August 27, 2000; and two final payments of $55,000 each on January 31, 2001 and February 28, 2001. Interest will not accrue unless the Company fails to make timely payment.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. OPERATIONS OF BUSINESS SEGMENTS,
         IN GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS

Business segments

The Company identifies operating segments based on differences in products or services. The Company operates in two business segments, computer equipment carrying case sales and web site design and other related services. No differences exist between measurements of the Company's profits and losses, and assets, and those of its segments. There have been no changes from prior periods in measurement methods used to determine reported segment profit or loss, and the Company makes no asymmetrical accounting allocations to segments. No material sales transactions have taken place between the segments. Segment information on an unconsolidated basis for the nine months ended September 30, 2000 is shown below (after intercompany eliminations).

                                                  Web Site
                                    Carrying      Consolidated
                                    Cases         Design         Total

Unaffiliated Revenue                $   292,265   $   108,432    $   400,697
                                    ===========   ===========    ===========

Operating (loss)                    $  (470,220)    $(264,253)   $  (734,473)
Other income (expenses):
     Interest income                     12,874                       12,874
     Interest (expense)                 (27,299)         (404)       (27,703)
     Loss on asset sale                 (11,793)                     (11,793)
     Unrealized gain on securities      133,532                      133,532
     Recovery of Note Payable            75,000                       75,000
     Settlement of lawsuit             (140,000)                    (140,000)
                                    ------------- --------------   -------------
                                        (427,906)    (264,657)      (692,563)
Income tax expense                              -           -               -
                                    ------------- --------------   -------------
Net income (loss)                    $  (427,906)   $(264,657)     $ (692,563)
                                      ===========    =========      ===========

Identifiable assets                   $2,237,995    $ 141,325      $2,379,320
                                      ==========    =========      ==========

Depreciation and amortization expense from the carrying case segment were $4,198 and $21,060 respectively. Depreciation and amortization expense from the web site design segment were $3,416 and $21,724 respectively. Total expenditures for long lived assets were $116,100 through the carrying case segment and $146,225 through the web site design segment.





                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 11. OPERATIONS OF BUSINESS SEGMENTS,
         IN GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS (Continued)

Geographic areas and major customers
The Company's long term assets are all held domestically. Approximately 2.4% of revenues ($9,501) were generated internationally, and 97.6% ($391,196) domestically. The Company's largest customer accounted for approximately 33.2% of total revenues ($133,030), all from the carrying case business. No other customer accounted for over 10% of sales.

Item 2. Management Discussion and Analysis of Plan of Operation

Nine Months Ending September 30, 2000 Compared to the Nine Months Ending September 30, 1999

Net sales for the nine-month period ending September 30, 2000 were $400,697, an increase of 244% over the same period in 1999. Sales for the first three quarters of 2000 exceed total sales for the year 1999 by $259,521 or 184%. The large increase in sales were the result of improved market conditions for the Company's computer carrying case product line and the continuing introduction of the new internet services product line.

Gross margins declined from 63.0% for the nine-month period in 1999 to 57.4% for the same period in the year 2000. The margin decrease was primarily caused by the write off of certain inventories totaling $24,396 acquired when the Company purchased Showcase Technologies in November, 1999. Selling, general and administrative expenses increased $597,502 in 2000 to $964,658 compared to 1999. The increase in these expenses was the result of the Company's continuing investment in new products ($382,069), the cost of professional services to comply with certain governmental regulations and to meet continuing litigation obligations ($175,620). The remaining cost increase of $39,813 resulted from small cost increases required to operate the business.

Other income, net of other expenses, for the nine-month period totaled $41,910. As a result of treating its Anything Internet Corporation stock as trading securities the Company must revalue its investment to current market value at the end of each calendar quarter. Because of this revaluation the Company recorded a gain of $133,532 for the first nine months of 2000. The Company also recorded a gain of $75,000 from the recovery of a note receivable from Anything Internet Corporation which had been written off in 1999 following equity accounting rules. Offsetting these gains was a settlement agreement with Paine Webber, Inc. to end its lawsuit brought against the Company. As part of the settlement Banyan agreed to pay $140,000 to Paine Webber between July, 2000 and February, 2001. The Company has not admitted to any wrong doing and only settled this lawsuit to avoid even costlier litigation expenses. Also the Company realized a loss of $11,793 from the sale of Anything Internet Corporation stock. Through the sales of this stock the Company was able to finance its product expansion. Finally, the Company also had $14,829 in interest expense, net of interest income.

As a result of the increased expenses the Company's net loss before and after taxes increased from $424,872 in 1999 to $692,563 in 2000.

Liquidity and Capital Resources

During the first nine months of 2000, the Company was able to meet its financial needs by continuing to sell shares of common stock in Anything Internet Corporation for a net proceed of $903,057. By selling these shares, investments in new products were made and the expansion of markets served was continued. The Company was able to collect the entire amount of a promissory note ($75,000) from Anything Internet Corporation, including related interest due, and in turn repaid a $60,000 loan to a related party. Because of the rapid increase in sales in the first nine months of the year, trade accounts receivable increased $64,890 during the period. Inventories and prepaid expenses increased during the six-month period by $40,105 and accounts payable and accrued expenses increased $277,693 primarily because of the recording of the Paine Webber, Inc. lawsuit settlement of $140,000 and increased liabilities resulting from increases in sales and operating levels. In the third quarter the Company borrowed 50,000 common shares of Anything Internet Corporation for five months. At the end of that period 60,000 shares of the same stock must be repaid. Also during the third quarter, the Company exchanged 14,530 Class A preferred stock of Anything Internet Corporation for 36,324 common shares of Anything Internet Corporation. Finally, in the third quarter the Company settled certain claims by a shareholder and repurchased all of the common stock of Banyan held by this individual and affiliated parties in exchange for 24,000 preferred shares of Anything Internet Corporation.

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

Three Months Ending September 30, 2000 Compared to
Three Months Ending September 30, 1999

Sales for the three-month period ending September 30, 2000 were $139,642, an increase of 168% over the same period for 1999. The improvement in sales was the result of improved market conditions for computer carrying cases and the continuing introduction of the new internet services product line. Gross margins for this period of 31.3% were significantly lower that the 65.1% for the same period last year. This decrease was the result of the write off of inventories purchased in the acquisition of Showcase Technologies last November.

Selling, general and administrative expenses increased from $171,658 in 1999 to $438,729 in 2000, an increase of $267,071. As explained for the nine-month period  above,  this  increase  in  expense  is the  result  of  the  continuing
investment   in  new  products  and  increased   costs  to  support   litigation
obligations.

Other income, net of expenses, in the third quarter of 2000 totaled $354,812. The primary reason for this other income was the unrealized gain on the Company's investment in Anything Internet Corporation of $326,807. This gain was caused by the increase in market value of Anything Internet Corporation's common stock from June 30, 2000 to September 30, 2000. Also contributing to other income was the realized gain on the sale of Anything Internet Corporation common and preferred stock of $43,202. Offsetting these gains was interest expense, net of interest income, of $15,197.


Liquidity and Capital Resources

During the second quarter of 2000 the Company sold Anything Internet Corporation common and preferred stock for $509,580 in order to fund the continuing product expansion. Also during the quarter accounts receivable increased $4,433 while inventory and prepaid expenses decreased $3,021 and accounts payable and accrued expenses increased $91,921.

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings

     None.


Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     None.

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

27.1    Financial  Data  Schedule

(B)     Reports  on  Form  8-K
        ----------------------

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Banyan  Corporation
                                          (Registrant)



Dated:   November 9,  2000              By: /s/ Larry Stanley
                                          ---------------------------
                                          Larry Stanley
                                          President  and  CEO