Form 10KSB
period 2000-12-31
BANYAN CORP /OR/
filed 2001-04-25
CIK 1086473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

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

         Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State Issuer's Revenues for its most recent fiscal year. $511,909

Aggregate market value of the voting stock held by non-affiliates of registrant:
$268,406 as of December 31, 2000

Number of shares outstanding as of December 31, 2000: Class A Common 9,509,068
                                   Class A Convertible Preferred 187,190.


     Documents incorporated by reference: Exhibits contained in the Company's Form 10-SB submitted on May 14, 1999 and Amendments thereto, submitted on August 16, 1999, October 27, 1999, January 12, 2000, and April 3, 2000; and the
entirety of the Company's Forms 8-Ks dated April 3, 2000, March 24, 20000, and January 12, 2000.

Part I.
Item 1   DESCRIPTION OF BUSINESS

ORGANIZATION  AND  CHARTER  AMENDMENTS

     Banyan Corporation (the "Company") was organized under the laws of Oregon on June 13, 1978 under the name Omni-Tech International Corporation.

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

     On February 28, 1988, the Company's Articles of Incorporation were amended. The purpose of the amendment was: to change the name of the corporation from Omni-Tech International Corporation to Interactive Data Vision, Inc. and to change the authorized capital stock to 50,000,000 shares of Class A common stock having no par value, 10,000,000 Class B common stock having no par value, and 10,000,000 shares of preferred stock having no par value.

     On October 27, 1995, after several years of inactivity, the Company acquired 100% of DoubleCase Corporation, a Kansas corporation, which became a wholly-owned subsidiary. DoubleCase designs, manufactures and markets personal computer accessory products, most notably for notebook computers and other portable electronic devices.

     On December 29, 1995, the Company's Articles of Incorporation were amended to change the name of the corporation from Interactive Data Vision to Banyan Corporation and to create a Class B preferred stock by authorizing 500,000 shares of Class B Preferred, No Par value.

     On November 1, 1999, the Company entered into an asset purchase agreement to purchase the assets of Showcase Technologies, L.L.C. (a New York Limited Liability Corporation) from Alan Hillsberg. These assets comprised the product lines of TopListing/Designer Studio and Showcase carrying cases for notebook computers.

     The TopListing/Designer Studio assets and product line were placed into TopListing.com Corporation, a Colorado corporation which is a wholly-owned subsidiary of the Company. Toplisting is a web site optimizing product that attempts to place customers' URL addresses on the world wide web in the first several pages of web search engine results. Designer Studio is the department within TopListing.com Corporation which designs web sites.

     The Showcase assets and product line, comprising of notebook computer carrying cases, were placed into DoubleCase Corporation, a Kansas corporation wholly owned by the Company.

     As part of the transaction, Mr. Hillsberg became the President of TopListing.com Corporation and of Doublecase Corporation. On May 5, 2000 Mr. Hillsberg resigned from his position as president and a director of Doublecase Corporation, although he retained his position as President of TopListing.com Corporation, and Lawrence Stanley, the Company's president was elected as the new president of Doublecase Corporation.

MATERIAL  CHANGES

     On December 7, 1998, the Company issued a stock dividend of 200,000 shares of Anything Internet Corporation (which later changed its name and became Inform Worldwide Holdings, Inc.), an Internet e-commerce company it invested in, to its shareholders of record on November 3, 1998. As of May 7, 1999 the Company retained 800,027 shares of Anything Internet, or about 26% of Anything Internet's issued and outstanding shares. In December 1999, the Company's ownership in Anything Internet fell below 20%.

     Between December 10, 1996 and December 31, 2000, the Company issued a net increase of 9,856,681 shares of its Class A common stock. On September 11, 2000, the company purchased from a shareholder 1,088,700 shares of its Class A common stock and retired these shares. There have been no splits or dividends of the Company's Class A common stock between December 10, 1996 and December 31, 2000. On December 31, 2000, there were 9,509,068 shares of the Company's Class A common stock and 187,190 shares of the Company's Class A Preferred stock issued and outstanding.


BUSINESS

     Banyan Corporation is a publicly traded holding company focused on investing in and building a network of operating subsidiaries engaged in designing, manufacturing and marketing products and services aimed at the personal computer market, the notebook computer segment in particular, and Internet e-commerce.

     In November of 1999, the Company acquired the assets of Showcase Technologies, LLC('Showcase') a partnership in the state of New York. The primary assets of Showcase were a line of hard and soft carrying cases for notebook computers and cameras.

     Pursuant to the acquisition agreements, the line of hard and soft carrying cases, which utilize a patented internal rail and track system that holds objects securely in the cases, is now owned by Doublecase Corp. The Company is has integrated the carrying case and rail systems product lines it acquired into Doublecase's existing product line.

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


TOPLISTING.COM CORPORATION

     TopListing.com Corporation, a wholly-owned subsidiary of the Company, was formed to hold the website optimizing service which the Company purchased from Showcase Technologies, LLC in November of 1999. The Company's main service is to provide web-based development consulting services to its clientele. TopListing.com is a website which enables owners of web sites to increase the numbers of hits their sites receive via internet search engines. The Company is currently working to integrate these services into its existing structure, and has rented space in Long Island, New York, to house the operation. From this location, the Company has expanded TopListing.com's web site services and has entered into the website design, consulting, and programming fields.


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

The Company is focusing its marketing efforts in the following areas:

     CONSUMER MARKET - DoubleCase is currently selling its products through the computer distributor Ingram Micro who in turn resells the products to dealers who in turn sell to the end user, or consumer. Additionally, DoubleCase maintains a world wide web site (www.doublecase.com) which illustrates all of the DoubleCase's products and allows end-users to purchase DoubleCase products. Management has targeted several major U.S. computer retailers to offer DoubleCase products although none do so yet. Currently the consumer market, whether it be through "distribution/channel sales", company direct, or internet sales, accounts for approximately 63.7% of the Company's sales.

     GOVERNMENT/INSTITUTIONAL MARKET - DoubleCase is rapidly becoming a major supplier of protective carrying cases to various federal, state and local government agencies, as well as Fortune 500 companies. DoubleCase products are currently listed by two DoubleCase government resellers on the GSA Schedule, which streamlines the purchasing process by having DoubleCase products "pricing approved" so that the government agency does not have to acquire several bids before purchasing. DoubleCase products are also approved for government VISA authorization, which helps expedite government sales. This market segment currently accounts for approximately 15.7% of the company's sales.

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


     ORIGINAL EQUIPMENT MANUFACTURERS (OEM's) - DoubleCase is continuing its attempts to become OEM supplier, which would allow DoubleCase products to be sold as standard or optional equipment on new notebook computer purchases. To date, OEMs account for less that 5% of the Company's sales.


     INTERNET  SALES - The Company is targeting  Internet  e-commerce  and web -
design sales via its sales for its website optimizing service, www.toplisting.com, which is now owned by TopListing.com Corporation. The Company has created what it believes is an agressive marketing strategy targeting other existing web-sites in addition to expanding TopListing.com Corporation's web programming services.

     Additionally, the Company sells via its own site, www.doublecase.com. DoubleCase is building a strong Internet retail presence. The Company believes that internet storefronts will become a significant source of future revenues.

     INTERNATIONAL SALES - Although DoubleCase has concentrated its marketing efforts primarily on the United States, where nearly half of all notebook computers are purchased, it has also pursued opportunities to establish international sales. Currently, DoubleCase products are sold through international dealers in France, Canada and England. DoubleCase intends to continue pursuing growth opportunities in these markets. In 2000, international sales accounted for approximately 2% of the Company's sales.

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

ANYTHING  INTERNET  CORPORATION

     On August 19, 1998, the Company entered into a Share Exchange Agreement with Anything, Inc., subsequently renamed Anything Internet Corporation, and subsequently renamed Inform Worldwide Holdings, Inc. ("IWWH") Under the original terms of the agreement, Anything Internet was re-capitalized with 200,000 shares of Banyan restricted Common Stock and granted stock options to purchase 300,000 shares of Banyan Common Stock at: 100,000 shares at $0.50 a share, expiring February 28, 1999 which were extended to expire on August 31, 1999; 100,000 shares at $1.00 a share expiring August 31, 1999; and 100,000 shares at $2.00 a share, expiring August 31, 2000. In return for this equity issuance, the Company received 1,000,000 shares of Anything Internet Common Stock and, after a stock dividend to its shareholders, the Company retained 800,027, or about 26%, of Anything Internet. Those shares were exchanged for convertible preferred shares, which converted into common shares which are now the subject of litigation between the Company and Inform Worldwide Holdings, Inc. The Company currently own less than 10% of Inform Worldwide Holdings, Inc.

Item 2.  DESCRIPTION OF PROPERTY

     The Company, and its wholly-owned subsidiary DoubleCase Corporation, share combined headquarters in Colorado Springs, Colorado at 4740 Forge Rd., Bldg. 112 in a 2,760 square foot office/warehouse space. The Company previously occupied this space on a two year lease whereby it paid $1,138 per month. The lease expired, and the Company has negotiated a new month to month lease on the location with a one year extension at a monthly rental rate of $1,244 per month.

     Additionally, the Company's wholly-owned subsidiary TopListing.com Corporation rents approximately 1,170 square feet of space at 33 E. Merrisck Rd. in Valley Stream, New York. The lease for this space is $1,600 per month from November 2000 through October, 2002, and has one renewal period of two years with the rental price going up $100 each year during the renewal period.

Item 3.  LEGAL PROCEEDINGS

      The Company has the following pending or threatened litigation:

     Paine Webber, Inc. v. Banyan Corp, Case no. CV 99 - 1476 HA in the United States District Court for the District of Oregon. This is a case brought against the Company for cancelling shares of stock which Paine Webber subsequently sold. The Company reached a settlement with Paine Webber whereby the Company would pay $140,000 to Paine Webber between July, 2000 and February, 2001. As of February 28, 2001 the Company is in default of this agreement, and currently owes $113,000.

     The Company has filed suit against Inform Worldwide Holdings, Inc. ('IWWH') in the Federal District Court of El Paso County, Colorado (Case No. 01-CV-310). The Company is seeking to recover converted preferred shares which IWWH refused to issue, and resultant damages of approximately $500,000. IWWH has since issued restricted common stock to the Company even though they were obligated to issue freely-trading stock.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2000.

Part II.
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is quoted on the pink sheets under the symbol "BANY." The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2000 and prior. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of April 11, 2001 there were exactly 389 shareholders of Common Stock and 18 shareholders of the non-trading Preferred Class 'A' Stock.


                           High              Low
                          -----              ----
2000
-----
Fourth Quarter              0.09             0.04
Third Quarter               0.09             0.05
Second Quarter              0.21             0.06
First Quarter               0.36             0.07


1999
-----
Fourth Quarter              0.62             0.06
Third Quarter               1.50             0.12
Second Quarter              1.06             0.62
First Quarter               1.50             0.57

1998
-----
Fourth Quarter              0.92             0.35
Third Quarter               0.56             0.22
Second Quarter              0.40             0.16
First Quarter               0.35             0.14



(b) As of December 31, 2000, there were approximately 400 holders of the Company's Common Stock.

(c)  No dividends were paid during the fiscal year ending Dec. 31, 2000.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

     The independent auditor's report on the Company's consolidated financial statements as of and for the year ended December 31, 2000, includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

The Year Ending December 31, 2000 Compared to the Year Ending December 31, 1999

     Net sales for the year ending December 31, 2000 were $511,909, an increase of 263% over the same period in 1999. The large increase in sales were the result of improved market conditions for the Company's computer carrying case product line and the continuing introduction of the new internet services product line.

     Gross margins declined from 62.7% for the year 1999 to 52.2% for the same period in the year 2000. The margin decrease was primarily caused by the write off of certain inventories totaling $25,786 acquired when the Company purchased Showcase Technologies in November, 1999 and increased material costs. Selling, general and administrative expenses increased $1,114,706 in 2000 to $1,609,491 compared to 1999. The increase in these expenses was the result of the Company's continuing investment in new products ($499,386), the cost of professional services to comply with certain governmental regulations and to meet continuing litigation obligations ($46,986), impairment losses (173,732), loss on sale of assets ($54,390), and settlement of lawsuit ($140,000). The settlement of lawsuit costs are attributed to a settlement agreement with Paine Webber, Inc. to end its lawsuit brought against the Company. As part of the settlement Banyan agreed to pay $140,000 to Paine Webber between July, 2000 and February, 2001. The Company has not admitted to any wrong doing and only settled this lawsuit to avoid even costlier litigation expenses. Also the Company realized a loss of $54,390 from the sale of its Inform Worldwide stock. The remaining cost increase of $25,509 resulted from small cost increases required to operate the business.

     Other expenses, net of other income, for the year totaled $897,508. As a result of treating its Inform Worldwide Holdings, Inc. (Inform Worldwide) stock as trading securities, the Company must revalue its investment to current market value at the end of each calendar quarter. Because of this revaluation the Company recorded a loss of $1,130,475 for the year 2000. Through the sales of this stock the Company was able to finance its product expansion. Partially offsetting these losses was the recovery of a $75,000 note receivable from Inform Worldwide, which had been written off in 1999 following equity accounting rules and interest income, net of interest expense, of $37,227.

     As a result of the increased expenses and the unrealized losses from the investment in Inform Worldwide, the Company's net loss in 2000 was $2,239,666 compared with a net profit of $1,848,152 for the previous year.

Liquidity and Capital Resources

     During the year of 2000, the Company was able to meet its financial needs by continuing to sell shares of common stock in Inform Worldwide for a net proceed of $1,026,588. By selling these shares, investments in new products were made and the expansion of markets served was continued. The Company was able to collect the entire amount of a promissory note ($75,000) from Inform Worldwide, including related interest due, and in turn repaid a $60,000 loan to a related party. Because of the rapid increase in sales during the year, trade accounts receivable increased $18,543. Inventories and prepaid expenses increased during the year by $59,345 and accounts payable and accrued expenses increased $281,694 primarily because of the recording of the Paine Webber, Inc. lawsuit settlement of $140,000 and increased liabilities resulting from increases in sales and operating levels. During the year the Company borrowed 50,000 common shares of Inform Worldwide for five months. At the end of that period 60,000 shares of the same stock must be repaid. Also during the year, the Company exchanged 14,530 Class A preferred stock of Inform Worldwide for 36,324 common shares of Inform Worldwide. Finally, the Company also settled certain claims by a shareholder and repurchased all of the common stock of Banyan held by this individual and affiliated parties in exchange for 24,000 preferred shares of Inform Worldwide.

     In late December the Company was negatively impacted by the refusal of Inform Worldwide to honor its contractual obligation to convert preferred stock held by Banyan into "freely trading" common stock. As a result of this contractual breach, Banyan was unable to meet its financial obligations.
Therefore in early January Banyan temporarily laid off six of its eleven employees and reduced all activities to minimum maintenance levels. The Company then filed a lawsuit in the Colorado District Court asking several forms of relief from Inform Worldwide. A few days before an emergency hearing was scheduled, Inform Worldwide issued 664,410 shares of its common stock bearing restrictions under SEC Rule 144. Banyan has since complied with Rule 144 and has started to sell some of its holdings. In March, the Company was able to resume operations after receiving loans and loan commitments totaling $125,000 from an officer and director of the Company. The result of Inform Worldwide's failure to meet its obligations caused serious financial harm to Banyan and the Company intends to pursue its legal remedies in an attenmpt to recover what it hopes will be all or almost all of these damages.

     Also as result of the Company's inability to sell Inform Worldwide stock, the Company has defaulted on its settlement agreement with Paine Webber, Inc. Paine Webber has received a default judgment from the US District Court in Oregon. Banyan will make every effort to resolve this matter in a reasonable manner.

     As indicated in the Company's most recent financial statements available herein, while operating activities provide some cash flow, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements from periodic sales of Inform Worldwide stock, or by using this stock as collateral for a working capital loan. As the Company completes the development of new computer carrying case designs and the expansion of its internet services products, sales are expected to continue to improve. Thus, through improved sales coupled with lower cost of sales for new products, the Company will reduce its dependence on sales of stock and borrowings. If the Company is unable to meet all of its cash flow requirements through sales of Inform Worldwide stock and collateralized borrowings, additional funds may be raised through sales of Banyan's common or preferred stock. If the Company is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto at page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Alhough his report on the Company's financial statements for the prior two years did not contain an adverse opinion, disclaimer of opinion, or any qualifications or modifications with regard to uncertainy, audit scope, or accounting principles, the Company, upon the recommendation of its Board of Directors, elected to dismiss its Certified Public Accountant, Ronald R. Chadwick, P.C., as of December 1, 2000.

     The Company had not had any disagreements with Mr. Chadwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company elected to dismiss Mr. Chadwick because the Board of Directors felt that the Company's business had grown to the point where it would be beneficial to hire a mid size or regional accounting firm, and in order to do so it had to first dismiss Mr. Chadwick.

     As of January 14, 2001, the Company has retained the public accounting firm of Gelfond Hochstadt Pangburn, P.C. ('Gelfond'), whose princapal business address is 1600 Broadway, Suite 2500, Denver Colorado 80202, to do its year end audit and to advise it with regards to the preparation or review of any interrim financial statements.

     The Company had not previously consulted with Gelfond on any matters, and hired Gelfond because the Company's Board of Directors felt that the Company's business had grown to the point where it would be beneficial to hire an accounting firm of Gelfond's size and quality.



Part III.

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  OF
         REGISTRANT

Name                  Age                Position
-----                 ---                ---------
Lloyd K. Parrish Jr.   63                Director
Lawrence Stanley       53                Chairman, President, Chief Executive
                                         Officer and Director
Jeffrey M. Rhodes      37                Director
Alan Hillsberg         45                President, TopListing.com Corporation


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


     Lawrence  STANLEY,  Chairman,   President,  Chief  Executive  Officer  and
Director. Mr. Stanley was a director and secretary of the Company from 1998 until he replaced Cameron Yost in the positions of Chairman, President, Chief Executive Officer in May of 2000. Mr. Stanley has been the owner of Stanley Accounting Services, an independent accounting business since 1992, and owns half of The P3 Group, which has provided management training to companies of all sizes since 1997. Prior to starting these businesses, he was President of Kaman Instrumentation Corporation, a subsidiary of Kaman Corporation, and Controller of a division of Bendix Corporation.

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

     The Company currently has two employment agreements with officers and management personnel. The Company has an employment agreement with Mr. Hillsberg as president of TopListing.com Corporation, incorporated hereto be reference to
Exhibit 10.2 from the Company's current Form 8-K filed on January 10, 2000. The term of this agreement is from November, 1999 to November, 2001. Under the terms of this agreement Mr. Hillsberg is compensated at the rate of $116,000 per year, 10% of the Company's net pre-tax profit, payable 45 days after the close of each calendar quarter for the term of the Agreement, 20% of Double Case Corporation's net pre-tax profit, payable 45 days after the close of each calendar quarter for the term of the Agreement, and options to purchase 235,000 shares of common stock of the Company at $0.1187 per share (95% of market value October 26, 1999). The Company also has a two year employment agreement in place with Bruce Leithead, Vice President of Sales for Doublecase. Under the terms of this agreement, Mr. Leithead receives $90,000 per year plus commissions, and options to purchase 200,000 shares of common stock of the Company at $0.10 per share.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2000, to the Company's Chief Executive Officer and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2000 and no bonuses were awarded during fiscal 2000.

                                         Annual  Compensation               Awards             Payouts
                                   ------------------------------  -------------------------  ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#)         ($)        ($)
- ----------                   ----  ----------  ---------  -------  -----------  ------------  ---------  --------
Cameron Yost
  (the Company's prior
   President,  CEO and       2000      31,850                                       300,000
   Director)                 1999     109,000                                                              $49,400(1)
                             1998      90,400                            14,000

Lloyd Parrish
  Director                   2000
                             1999
                             1998

Lawrence Stanley
  Secretary
  and Director               2000      69,359                                      400,000(4)
                             1999      6,000
                             1998

Alan Hillsberg
  President,
  TopListing.com Corp.       2000     116,000                                                               20,000(3)
                             1999     19,333                                       235,000(2)
                             1998



(1) Includes $49,400 in deferred compensation for previous years and spent on Mr. Yost's unsuccessful legal defense to Roger Fidler, Esq. and Robert Simels, Esq.

(2) The options on the 235,000 shares were issued at a 'strike price' of $0.1187 per share (95% of market value October 26, 1999) pursuant to the employment agreement with Mr. Hillsberg.

(3)     Payment of Directors fees.

(4)     Mr. Stanley was awarded  options to purchase  400,000 common shares at
        0.10 each.




                                   STOCK OPTIONS


     The Company has adopted two incentive stock option plans: the 1996 Incentive Stock Option Plan (the "1996 Plan") and the 2000 Incentive Stock Option Plan (the "2000 Plan"). The Company reserved an aggregate of 105,345 shares of Class A common stock for issuance under the 1996 Plan and 500,000 shares of Class A common stock for issuance under the 2000 Plan. Both plans are administered by the Board of Directors.

     Stock options granted under the 1996 Plan vest at a rate of 20% per year and are exercisable up to 10 years from the date of grant at 95% of the fair value of the Class A common stock on the date of grant. If the option holder owns 10% or more of the Company's Class A common stock, the options are excercisable over 5 years from the date of grant.

     Stock options granted under the 2000 Plan vest at a rate of 34% in the first year and 33% per year for the next two years and are exercisable up to 5 years from the date of grant at the fair value of the Class A common stock on the date of grant.

     In addition, the Board of Directors may, at its sole discretion, from time to time, issue options which are not subject to either the 1996 Plan or the 2000 Plan.

                                                   Number of
                                                  Securities        Value of
                                                  Underlying       Unexercised
                                                  Unexercised     In-the-Money
                                                 Options/SARs     Options/SARs
                 Shares                          at FY-end (#)    at FY-end ($)
              Acquired on
                Exercise                         Exercisable/     Exercisable/
Name              (#)       Value Realized ($)   Unexercisable    Unexercisable
- ----          -----------     --------------    --------------    -------------
Cameron Yost
  (the Company's prior
   President,  CEO and                            311,154              0
   Director)


Lawrence Stanley                                  400,000              0
  President
  and Director


Alan Hillsberg                                    235,000              0
  President,
  TopListing.com Corp.


Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2000, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.


                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
- --------------------------------      -----------   ---------
Lloyd Parrish, Jr.
   4740 Forge Rd., Bldg. 112
   Colorado Springs, CO  80907          1,020,297        10.7%

Lawrence Stanley
   4740 Forge Rd., Bldg. 112
   Colorado Springs, CO  80907          44,020(2)         0.5%

Alan Hillsberg
33 E Merrick Rd., Suite 6
Valley Strem, NY 11580                 566,667(3)         6.0%

All current directors and executive
 officers as a group (3 persons)        1,630,984        17.2%

Five Percent Shareholders
- -------------------------
Cameron B. Yost (4)
   4740 Forge Rd., Bldg. 112
   Colorado Springs, CO  80907          1,240,263        13.0%

Ann L. Gee (5)
   110 S. Main Street, #510
   Wichita, KS  67202                     503,000         5.3%
- --------------------------------      -----------    ---------

(1) Percentage of ownership is based on 9,509,068 shares of Common Stock issued and outstanding as of December, 2000.
(2)     Does not include  stock options to purchase 400,000 common shares.
(3)     Does not include  stock options to purchase 235,000 common shares.
(4)     Does not include  stock options to purchase 311,154 common shares.
(5)     Ann L. Gee is Lloyd K. Parrish  Jr.'s  sister. Mr.Parrish is a Director.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     In 2000, the Company re-paid a loan made to the Company by Lloyd Parish, one of its directors. The loan was made in October, 1999, and bore interest at a rate of 10% per year. Other than that, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     As of December 31, 2000, DoubleCase was indebted to a former stockholder for $38,647. This obligation bears interest at rate of 12% per annum and is not secured by assets of the Company, and was originally due on April 1, 2000. The Company is currently negotiating to extend the due date.

     DoubleCase Corporation and Banyan Corporation are indebted to Mr. Parrish in the amount of $56,587 and $10,000, respectively. These obligations are represented by promissory notes, bear interest at the rate of 10% per annum and are secured by the DoubleCase's furniture, equipment, inventory and accounts receivable. The notes were originally due and payable on April 1, 2000, but Mr. Parrish has extended the due dates to April 1, 2001. The Company used the proceeds of this note for working capital shortfalls.

     Toplisting.com Corporation and Banyan Corporation are indebted to Mr. Stanley in the amount of $6,000 and $60,000, respectively. These obligations are represented by promissory notes, bear interest at the rate of 10% per annum. The note are due and payable in November and December, 2001. The Company used the proceeds of this note for working capital shortfalls.

     As of December 31, 2000, Toplisting.com Corporation and Banyan Corporation are indebted to Mr. Hillsberg in the amount of $80,000. These obligations are represented by a promissory note, bear interest at the rate of 10% per annum. The note is due and payable in November, 2001. The Company used the proceeds of this note for the purchase of TopListing.com.

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

                               BANYAN CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                               BANYAN CORPORATION
                        Consolidated Financial Statements



                                TABLE OF CONTENTS


Independent auditors' report - Gelfond Hochstadt Pangburn, P.C.         F-1

Independent auditor's report - Ronald R. Chadwick, P.C.                 F-2

Consolidated financial statements:
         Balance sheet                                                  F-3
         Statements of operations                                       F-4
         Statements of stockholders' equity (deficit)                   F-5
         Statements of cash flows                                 F-6 - F-7
         Notes to consolidated financial statements              F-8 - F-19

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Banyan Corporation
Colorado Springs, Colorado

We  have  audited  the  accompanying   consolidated   balance  sheet  of  Banyan
Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Corporation and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a net loss of $2,239,666 during the year ended December 31, 2000 and has a stockholders' deficit and working capital deficiency of $271,434 and $318,559, respectively, at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/GELFOND HOCHSTADT PANGBURN, P.C.
GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 25, 2001

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



                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Banyan Corporation
Colorado Springs, Colorado

I have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 of Banyan Corporation and subsidiaries. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Banyan Corporation and subsidiaries as of December 31, 1999 and for the year then ended in conformity with generally accepted accounting principles.


                      /s/    Ronald R. Chadwick, P.C.
                             Ronald R. Chadwick, P.C.

Aurora, Colorado
March 30, 2000






                                       F-2
                                       21


                               BANYAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


                                     ASSETS
Current assets
     Cash and cash equivalents                                        $           2,884
     Accounts receivable                                                         65,417
     Inventories  (Note 3)                                                      126,326
     Trading securities (Note 11)                                               581,426
     Prepaid expenses                                                               300
                                                                      -----------------
              Total current assets                                              776,353
                                                                      -----------------

Furniture, fixtures and equipment, net   (Note 4)                                34,246
                                                                      -----------------

Other assets, net (Note 5)                                                       12,879
                                                                      -----------------

                                                                      $         823,478
                                                                      =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                 $         227,739
     Accrued salaries and related expenses                                       85,546
     Accrued interest                                                           260,532
     Accrued other expenses                                                     151,101
     Other liabilities (Note 9)                                                  41,760
     Notes payable (Note 8):
       Related parties                                                          289,587
       Others                                                                    38,647
                                                                             -----------
              Total liabilities, all current                                  1,094,912
                                                                              ----------

Commitments and contingencies (Notes 6 and 11)

Stockholders' deficit (Note 10)
     Preferred stock; no par value; 10,000,000 shares authorized:
       Class A convertible preferred stock; 500,000 shares authorized;
           187,190 issued and outstanding                                       334,906
       Class B preferred stock; 500,000 shares authorized; none
           issued and outstanding
     Common stock; no par value; 60,000,000 shares authorized:
       Class A; 50,000,000 shares authorized; 9,509,068 issued
           and outstanding                                                    3,326,436
       Class B; 10,000,000 shares authorized; none
           issued and outstanding
     Accumulated deficit                                                     (3,932,776)
                                                                      -----------------
              Total stockholders' deficit                                      (271,434)
                                                                      -----------------

                                                                      $         823,478
                                                                      =================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       F-3




                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                              2000                 1999
                                                                       -----------------     -----------------

Sales, net                                                             $         511,909     $         141,176

Cost of sales                                                                    244,576                52,565
                                                                       -----------------     -----------------

Gross margin                                                                     267,333                88,611

Selling, general and administrative expenses                                   1,435,759               494,785
Impairment losses (Note 2)                                                       173,732
                                                                       -----------------     -----------------

                                                                               1,609,491               494,785
                                                                       -----------------     -----------------

Loss from operations                                                          (1,342,158)             (406,174)

Other income (expense)
     Interest income                                                              74,167                 1,671
     Interest expense:
       Related parties                                                           (32,057)              (15,488)
       Other                                                                      (4,883)               (4,350)
     Unrealized (loss) gain on trading securities                             (1,130,475)            2,390,818
     Gain on investment borrowing (Note 9)                                       120,740
     Recovery of note receivable from equity investee                             75,000
     Losses in equity investee                                                                        (118,325)
                                                                       -----------------     -----------------

Net income (loss)                                                      $      (2,239,666)    $       1,848,152
                                                                       =================     =================

Net income (loss) per share
     Basic                                                             $           (0.22)    $            0.19
                                                                       =================     =================

     Fully diluted                                                     $           (0.22)    $            0.19
                                                                       =================     =================

Weighted average number of common shares
     outstanding - basic                                                      10,264,614             9,769,450
                                                                       =================     =================
Weighted average number of common shares
     outstanding - diluted                                                    10,264,614             9,810,527
                                                                       =================     =================




                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                                       F-4
                                       23



                               BANYAN CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                              Preferred stock                    Common stock                                Stock-
                                 Class A                            Class A               Accumulated           holders'
                         Shares          Amount            Shares          Amount           deficit          deficit
                     --------------   -------------    --------------   -------------   -------------     ------------

Balances, at
 January 1, 1999            187,190   $     334,906         9,292,699   $   2,922,795      (3,541,262)    $   (283,561)

Issuance of stock
  for services                                                  5,500           4,125                            4,125

Sales of common stock                                         780,732         444,803                          444,803

Issuance of common
  stock for purchase of
  Showcase Technologies                                       566,667          70,833                           70,833

Stock cancellations                                           (47,830)

Net income                                                                                  1,848,152        1,848,152
                     --------------   -------------    --------------   -------------   -------------     ------------

Balances, at
  December 31, 1999         187,190         334,906        10,597,768       3,442,556      (1,693,110)       2,084,352

Common stock re-
  purchased and
  retired                                                  (1,088,700)       (116,120)                        (116,120)

Net loss                                                                                   (2,239,666)      (2,239,666)
                     --------------   -------------    --------------   -------------   -------------     ------------

Balances, at
  December 31, 2000         187,190   $     334,906         9,509,068   $   3,326,436   $  (3,932,776)    $   (271,434)
                     ==============   =============    ==============   =============   =============     ============



                   The accompanying notes are an integral part
                    of the consolidated financial statements.


                                       F5
                                       24



                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                              2000                 1999
                                                                       -----------------     -----------------
Cash flows from operating activities:
Cash flows from operating activities:
     Net income (loss)                                                 $      (2,239,666)    $       1,848,152
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
       Depreciation and amortization                                              64,497                26,568
       Unrealized (gain) loss on trading securities                            1,130,475            (2,390,818)
       Impairment losses                                                         173,732
       Gain on investment borrowing                                             (120,740)
       Recovery of note receivable from equity investee                          (75,000)
       Compensatory stock issuance                                                                       4,125
       Compensatory debt issuance                                                                       23,500
       Losses in equity investee                                                                       118,325
     Changes in assets and liabilities, net of
       business acquisitions:
           Sales of trading securities                                         1,026,588                 2,316
           Purchases of trading securities                                      (183,887)
           Accounts receivable                                                   (18,543)                  621
           Inventories                                                           (59,345)                4,815
           Other assets                                                              796                 2,000
           Accounts payable and accrued expenses                                 281,694                49,724
                                                                       -----------------     -----------------

Net cash provided by operating activities                                        (19,399)             (310,672)
                                                                       -----------------     -----------------

Cash flows from investing activities:
     Increase in investment in equity investee                                                         (75,000)
     Repayment of note receivable from equity investee                            75,000
     Purchases of furniture, fixtures and equipment                              (25,020)              (19,469)
     Cash used in business acquisition                                                                (100,000)
     Other                                                                                                (995)
                                                                       -----------------     -----------------

Net cash used in investing activities                                             49,980              (195,464)
                                                                       -----------------     -----------------

Cash flows from financing activities:
     Proceeds from notes payable, related parties                                116,000                63,500
     Payments on notes payable, related parties                                  (60,000)
     Purchase and retirement of common stock                                    (116,120)
     Proceeds from issuance of common stock                                                            444,803
                                                                       -----------------     -----------------

Net cash provided by financing activities                                         60,120               508,303
                                                                       -----------------     -----------------

Net increase (decrease) in cash                                                  (29,539)                2,167
Cash and cash equivalents, beginning of year                                      32,423                30,256
                                                                       -----------------     -----------------

Cash and cash equivalents, end of year                                 $           2,884     $          32,423
                                                                       =================     =================




         The accompanying notes are an integral part of the consolidated financial statements.

                                       F-6
                                       25




                               BANYAN CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999




Supplemental disclosures of cash flow information:
   Cash paid for interest                                              $           2,627     $
                                                                       =================     =================

Supplemental disclosure of non-cash investing and financing activities:

   Liability incurred in exchange for trading securities               $         162,500
                                                                       =================


   Purchase of Showcase Technologies, LLC:
     Fair value of assets acquired                                                           $          32,700
     Intangible assets                                                                                 226,600
     Liabilities assumed                                                                                (8,500)
     Fair value of common stock issued                                                                 (70,800)
     Note payable incurred                                                                             (80,000)
                                                                                             -----------------

     Cash paid                                                                               $         100,000
                                                                                             =================




         The accompanying notes are an integral part of the consolidated financial statements.

                                       F-7

                               BANYAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1. Organization, principles of consolidation, going concern, results of operations and management's plans:


     Banyan Corporation (the "Company") an Oregon corporation, was incorporated on June 13, 1978. The Company, through its wholly-owned subsidiaries, manufactures and distributes hard side and soft side carrying cases for portable notebook computers and data storage devices, and provides website services to internet retail businesses. The Company's principal markets consist of wholesale and retail sellers of computers and related devices throughout the United States.

     Principles of consolidation:

     The consolidated financial statements include the accounts of Banyan Corporation and its wholly-owned subsidiaries, DoubleCase Corporation (a Kansas Corporation) and TopListing.com Corporation (a Colorado Corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Going concern, results of operations and management's plans:

     The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $271,434 and $318,559, respectively as of December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

     1. Continued periodic sales of the Company's trading securities to fund its cash needs or to use the securities as collateral for a working capital loan.

     2.   Raising working capital through additional borrowings.

     3. Raising equity funding through sales of the Company's common stock or preferred stock.

     4. Development of new computer carrying case designs and the expansion of its internet services.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.   Summary of significant accounting policies:

     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
                                      F-8

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

2.   Summary of significant accounting policies (continued):
     Income taxes:

     The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

     Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are established against assets, which are not likely to be realized.

     Cash and cash equivalents:

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Net income (loss) per share:

     Basic net income  (loss) per share is computed  by dividing  the net income
     (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net income (loss) per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share.

     Marketable securities:

     Marketable securities consist of equity securities and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities under the provisions of SFAS No.115 Accounting for Certain Investments in Debt and Equity Securities.

     Inventories:

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method.

     Furniture, fixtures and equipment:

     Furniture, fixtures and equipment are stated at cost. Depreciation is provided by use of accelerated methods over the estimated useful lives of the assets, ranging from 5 to 7 years.

     Other assets:

     Other assets include product licenses and trademarks and are stated at cost. Amortization is provided by use of the straight-line method over 5 to 10 years.

     Accounts receivable

     The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2000 management determined no allowance for doubtful accounts was required.

     Revenue recognition:

     Revenue from product sales is recognized when the related good are shipped and all significant obligations of the Company have been satisfied. Revenues for web page design, promotional domain set up, and search engine web page placement are recognized when services have been successfully completed and all significant obligations of the Company have been satisfied.


     Stock-based compensation:

     SFAS No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.


                                      F-9

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

2.   Summary of significant accounting policies (continued):

     Impairment of long-lived assets:

     The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.

     During the year ended December 31, 2000, the Company recorded impairment losses of approximately $173,700 related to goodwill on its subsidiaries. Based on management's review, the Company does not believe that any other impairment has occurred as of December 31, 2000.

     Advertising:

     Advertising costs are expensed as incurred. For the years ended December 31, 2000 and 1999, advertising costs were approximately $58,700 and $77,800, respectively.


     Business segments:

     In 1999, the Company adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

     Reclassifications:

     Certain amounts previously reported in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

     Recently issued accounting pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore, management believes that SFAS No. 133 will not have an impact on its financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

     Business acquisitions:

     During 1998, the Company acquired a 35.7% ownership interest in Inform Worldwide Holdings, Inc. ("IWWH") and accounted for its investment under the equity method. In December 1999, the Company's ownership in IWWH fell below 20%, and the Company ceased accounting for its investment under the equity method. The Company recorded its remaining investment as a trading investment under the provisions of SFAS No.115 Accounting for Certain Investments in Debt and Equity Securities.


                                      F-10

     On November 1, 1999, the Company, through its wholly-owned subsidiaries, acquired certain assets and assumed certain liabilities of Showcase Technologies, LLC, a New York limited liability company, in exchange for $100,000 in cash, 566,667 shares of the Company's common stock valued at $70,833, and a note payable of $80,000, in a transaction accounted for as a purchase. The total purchase price was allocated to the assets and liabilities acquired based on their estimated fair values, including goodwill of approximately $226,600. At December 31, 2000 remaining goodwill of $173,732 was written off based on management's impairment determination.


3.   Inventories:

     Inventories consisted of the following
     at December 31, 2000:

         Raw materials                                  $          62,646
         Finished goods                                            63,680
                                                        -----------------
                                                        $         126,326
                                                        =================

4.   Furniture, fixtures and equipment:

     Furniture, fixtures and equipment consisted of the following at December 31, 2000:

         Furniture and fixtures                         $          37,537
         Equipment and tooling                                     17,214
                                                        -----------------
                                                                   54,741
         Less accumulated depreciation                             20,495
                                                        -----------------
                                                        $          32,246
                                                        =================

5.   Other assets:

     Other assets consisted of the following at December 31, 2000:

         Trademarks and licenses                 $         100,055
         Other                                               1,100
                                                 -----------------
                                                           101,155
         Less accumulated amortization                      88,276
                                                 -----------------
                                                 $          12,879
                                                 =================


6.   Lease commitments:

     The Company leases office and warehouse space under noncancellable operating leases expiring through October, 2002. Rent expense incurred for the years ended December 31, 2000 and 1999 was approximately $35,000 and $33,000, respectively. The remaining minimum future rental payments are approximately $19,200 (2001) and $16,000 (2002).

                                      F-11

7.   Income taxes:

     The Company did not incur income tax expense for the years ended December 31, 2000 and 1999. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2000 and 1999 was due primarily to the tax effect of the change in the valuation allowance.

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     At December 31, 2000 the Company has approximately $4,000,000 of unused federal net operating loss carryforwards, which expire from 2005 through 2020. At December 31, 2000 the components of the Company's deferred tax assets and liabilities are as follows:

         Deferred tax liabilities:
           Unrealized gain on trading securities       $        (227,000)
           Gain on investment borrowing                          (47,000)
                                                       -----------------
                  Total deferred tax liabilities                (274,000)
                                                       -----------------
         Deferred tax assets:
           Net operating loss carryforwards                    1,560,000
           Goodwill                                               82,500
                                                       -----------------
                  Total deferred tax assets                    1,642,500
                                                       -----------------
                                                               1,368,500
         Valuation allowance                                  (1,368,500)
                                                       -----------------
         Net deferred tax asset                        $               -
                                                       =================

     A valuation allowance has been provided to reduce the deferred tax assets as realization is not assured.

8.   Notes payable:

     At December 31, 2000 notes payable, related parties consist of the following:

     Related parties:

     Note  payable,  director;  unsecured;  interest
     at 10%;  due April 1, 2000; Company negotiating extension    $ 10,000

     Note  payable,   director;  secured  by  inventory,
     equipment,   accounts  receivable,  and  fixtures;
     interest  at 10%;  due April 1, 2001;  Company
     negotiating extension                                          56,587

     Note  payable,  stockholder;  unsecured;
     interest at 10%; due November 24,  2001                         3,500
     Note payable,  family member of a principal  stockholder;
     unsecured;  interest at 9%; due November 1, 2001               13,500

     Note payable,  family member of a principal stockholder;
     unsecured;  interest at 9%;   due November 1, 2001             10,000

     Notes  payable,  Company's  president;  unsecured;
     interest at 10%;  due November and  December 2001              66,000

     Note payable, family member of a principal stockholder; unsecured; interest at 12%; due March 31, 2001; Company negotiating extension
                                                                    50,000

     Note payable, subsidiary's president;
     unsecured; interest at 6%; due November 1, 2001                80,000
                                                                    ------
                                                                   289,587
     Other:

     Note payable, unrelated entity; unsecured;
     interest at 12%; due April 1, 2000;
     Company negotiating extension                                  38,647
                                                                  ---------


                                                                 $ 328,234
                                                                 ==========

9.   Other liabilities:

     In September 2000, the Company entered into an agreement with an unrelated entity under which the Company borrowed 50,000 shares of IWWH registered common stock, which the Company valued at $162,500, which was the quoted market price at the date of receipt. In exchange, under the terms of the agreement the Company agreed to return 50,000 shares IWWH registered common stock, plus 2,000 shares representing interest, for each month the borrowing is outstanding until January 31, 2001. At December 31, 2001 the Company owed an aggregate of 58,000 shares. The Company is assessed a penalty of 1,500 shares per month beginning February 1, 2001 until all of the registered shares have been returned. The Company has incurred a penalty of 3,000 shares from February through March 2001. At December 31, 2000 the fair value of the 58,000 shares of IWWH registered common stock was $41,760.

10.  Stockholders' equity (deficit):

     Preferred stock:

     The Company has authorized 10,000,000 shares of no par value, preferred stock, and designated 500,000 shares of Class A convertible preferred stock and 500,000 shares of Class B preferred stock.

     At December 31, 2000 and 1999, there were 187,190 shares of no par value, Class A convertible preferred stock issued and outstanding. The Company may call shares at $2.75 per share at any time. Each share of Class A convertible preferred stock is convertible at any time into one share of the Company's Class A common stock. No Class B preferred stock is issued or outstanding.

     Common stock:

     The Company has authorized 60,000,000 shares of no par value, common stock; 50,000,000 shares of no par value, Class A common stock and 10,000,000 shares of no par value, Class B common stock. At December 31, 2000 there were 9,509,068 shares of Class A common stock issued and outstanding and no shares of Class B common stock were issued or outstanding. During 2000, the Company repurchased and retired 1,088,700 shares of its Class A common stock at $.107 per share. In 1999, the Company exchanged 1,000,000 shares of common stock of a privately held entity, for 47,830 shares of its Class A common stock as a settlement between the Company and the entity. The 1,000,000 shares of common stock held by the Company had no recorded value at the time of the exchange and accordingly, the Company did not record a reduction to common stock upon cancellation of the 47,830 shares.

     Employee stock option plans:

     The Company has adopted two incentive stock option plans: the 1996 Incentive Stock Option Plan (the "1996 Plan") and the 2000 Incentive Stock Option Plan (the "2000 Plan"). The Company reserved an aggregate of 105,345 shares of Class A common stock for issuance under the 1996 Plan and 500,000 shares of Class A common stock for issuance under the 2000 Plan.

     Stock options granted under the 1996 Plan vest at a rate of 20% per year and are exercisable up to 10 years from the date of grant at 95% of the fair value of the Class A common stock on the date of grant. If the option holder owns 10% or more of the Company's Class A common stock, the options are excercisable over 5 years from the date of grant.

     Stock options granted under the 2000 Plan vest at a rate of 34% in the first year and 33% per year for the next two years and are exercisable up to 5 years from the date of grant at the fair value of the Class A common stock on the date of grant.

     Other stock options:

     In connection with the 1999 acquisition of Showcase Technologies, LLC, the Company entered into an employment agreement with the president of TopListing.com that granted stock options to purchase 235,000 shares of the Company's Class A common stock at $0.12 per share as follows:

    Shares               Exercise Price              Expiration Date
 ---------------     ----------------------      ----------------------

         135,000     $         0.12                 November 1, 2003
         100,000               0.12                 November 1, 2004

     At December 31, 2000, the Company has outstanding options to consultants as follows:

 Shares               Exercise Price              Expiration Date
-------------     ----------------------      ----------------------

       37,500     $         0.40                  August 1, 2001
      100,000               0.80                  August 1, 2001
      100,000               1.20                  August 1, 2001

                                      F-14

     During 2000, the Company granted stock options to purchase 300,000 shares of its Class A common stock to its former president, stock options to purchase 400,000 shares of its Class A common stock to its current president, and stock options to purchase 200,000 shares of its Class A common stock to an officer of DoubleCase, Inc. The exercise price and expiration of these stock options are as follows:


     Shares               Exercise Price              Expiration Date
-----------------     ----------------------      ----------------------

          300,000     $         0.10                    May 1, 2003
          400,000               0.10                    May 1, 2003
          200,000               0.10                 February 28, 2004

     During the year ended December 31, 2000, options granted in 1998 to purchase 300,000 shares of the Company's common stock expired.

     A summary of option activity for the periods ended December 31, 2000 and 1999 are as follows:

                                 2000 Plan             1996 Plan               Other                  Total
-----------------------------------------------  --------------------  -------------------     -----------------
                                      Weighted              Weighted              Weighted              Weighted
                                       average               average               average               average
                                      exercise              exercise              exercise              exercise
                            Shares      price       Shares    price     Shares      price       Shares    price
-----------------------------------------------  --------------------  -------------------     -----------------

     January 1, 1999                                11,154  $    0.05    537,500  $   1.05       548,654  $ 1.03
     Granted                                                             235,000       .12       235,000     .12
     Exercised
     Canceled
                           ---------  ---------  ---------  ---------  ---------  --------     ---------  ------
     December 31, 1999                              11,154        .05    772,500       .77       783,654    1.08
     Granted                  69,000  $    0.08                          900,000       .10       969,000     .10
     Exercised
     Canceled                                                          (300,000)      1.17     (300,000)    1.17
                           ---------  ---------  ---------  ---------  --------   --------     --------   ------

     December 31, 2000        69,000  $    0.08     11,154  $     .05  1,372,500  $    .10     1,452,654  $  .23
                           =========  =========  =========  =========  =========  ========     =========  ======



     The Company applies APB No. 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options, nor was any compensation cost charged against income under its employee stock option plans in 2000 and 1999. Had compensation cost for the Company's employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts indicated below: 2000 1999

    Net income (loss), as reported $    (2,239,666)           1,848,152
    Net income (loss), pro forma   $    (2,319,294)     $     1,841,328
    Basic and fully diluted
      earnings per share, as reported   $        (.22)    $           0.19
    Basic and fully diluted
      earnings per share, pro forma     $        (.22)    $           0.19

                                      F-15

     The fair value of each option granted during 2000 was estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were used:

                                            2000                 1999
                                     -----------------     -----------------

Expected dividend yield              $        0            $       0
Expected stock price volatility             227%                 265%
Average risk-free interest rate             4.9%                  5%
Expected life of options                   2 years             2.5 years

     The following table summarizes information about stock options outstanding at December 31, 2000.


                                                             Weighted           Weighted                              Weighted
         Range of              Number                         average            average            Number             average
      exercise price         outstanding                  contractual life    exercise price       exercisable      exercise price
    -----------------       ------------------        --------------------  ----------------  -----------------   -----------------

     $   0.05 - 0.07          80,154                        4 years   $            0.07             8,923  $            0.05
     $   0.10 - 0.12       1,135,000                      2.5 years   $            0.10           435,000  $            0.11
     $   0.40 - 1.20         237,500                       8 months   $            0.90           237,500  $            0.90

11.  Commitments and contingencies:

     The former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgements as they relate to the criminal charges, conviction and appeal of his conviction. During the years ended December 31, 2000 and 1999 the Company has spent approximately $210,000 and $110,500 on behalf of the former president.

     In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company were to default under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount through December 31, 2000. Subsequent to year-end the Company defaulted and a stipulated money judgement was filed with the court. The remaining amount due of approximately $113,000 is included in other accrued expenses. The Company is evaluating options to resolve the matter with the brokerage firm.

12.  Major customers and business segments:

     Major customers:

     The Company's long term assets are all held domestically. In 2000, approximately 2% of revenues were generated internationally, and 98% domestically. During 2000, the Company's largest customer accounted for approximately 29% of sales, all from the carrying case business. In 1999, approximately 10% of revenues were generated internationally, and 90% domestically. The Company's largest customer accounted for approximately 46% of total sales, all from the carrying case business.

     Business segments:

     The Company operates in two business segments: computer equipment carrying case manufacture and sales and web services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. As of and during the years ended December 31, 2000 and 1999, the segment results were as follows:

                                                         2000
                        ------------------------------------------------------------------
                           Carrying            Web                           Consolidated
                             cases          services          Corporate          total
                        -------------     -------------    --------------    -------------

Revenues                $     332,110     $     179,798                      $     511,909
Segment operating loss       (372,315)         (375,203)        $(594,640)      (1,342,158)
Total assets                  224,115            14,549           584,814          823,478
Capital expenditures           14,730             8,540             1,750           25,020
Depreciation and
  amortization                 31,887            32,360               250           64,497


                                                         1999
                        ------------------------------------------------------------------
                           Carrying            Web                           Consolidated
                             cases          services          Corporate          total
                        -------------     -------------    --------------    -------------

Revenues                $     125,812     $      15,364                      $     141,176
Segment operating
  income (loss)              (187,086)          (38,096)        $(181,010)        (406,174)
Total assets                  577,339           158,690         2,063,781        2,799,810
Capital expenditures            9,883             9,586                             19,469
Depreciation and
  amortization                 18,514             4,227             3,827           26,568


13.  Fair value of financial instruments:

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

     The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts because of the short maturities of these instruments.

     The fair value of notes payable to non-related parties approximates their carrying values because of the short maturities of the notes. The fair values of notes payable to related parties are not practicable to estimate, based upon the related party nature of the underlying transactions.

     The fair value of other liabilities was estimated based on quoted market price of the securities to be returned at the balance sheet date.


                                      F-17

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  April 18, 2001                  By:  /s/ Lawrence A. Stanley
                                       --------------------------
                                           Lawrence A. Stanley
                                           President & Chief Executive Officer



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


DATE:  April 25, 2001                  By: /s/ Lawrence A. Stanley
                                       --------------------------
                                           Lawrence A. Stanley
                                           President
                                           Director


DATE:  April 25, 2001                  By:  /s/ Lloyd K. Parrish Jr.
                                       --------------------------
                                          Lloyd K. Parrish Jr.
                                          Director


DATE:  April 25, 2001                  By:  /s/Jeffrey M. Rhodes
                                       --------------------------
                                          Jeffrey M. Rhodes
                                          Director