Form 10QSB
period 2001-03-31
BANYAN CORP /OR/
filed 2001-05-15
CIK 1086473

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  March 31,  2001

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


 Class                                 Outstanding at March 31, 2001
 -----                                 ----------------------------

Common  Stock,  no  par  value                  9,509,068

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


                               BANYAN CORPORATION


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements,  Unaudited

                  Unaudited  Consolidated  Balance  Sheets
                    at  March 31, 2001

                  Unaudited  Consolidated  Statement  of  Operations
                    for  the  three  months  ended
                        March 31, 2000  and  2001

                  Unaudited  Consolidated  Statement  of  Cash  Flow  for  the
                    three  months  ended      March 31, 2000  and  2001

                  Unaudited  Consolidated  Statement  of  Shareholders Equity
                   for  the three  months  ended    March 31, 2001


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

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                               BANYAN CORPORATION

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                              March 31, 2001 & 2000


                               BANYAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                    unaudited



                                     ASSETS

        Current assets
              Cash and cash equivalents                          $      36,077
              Accounts receivable                                       44,809
              Inventories                                              109,409
              Trading securities                                       356,356
                                                                      ---------
                     Total current assets                              546,651
                                                                      ---------

              Furniture, fixtures and equipment, net                    34,605
                                                                      ---------

              Other                                                      9,948
                                                                      ---------

        Total Assets                                             $     591,204
                                                                      =========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities
              Accounts payable                                   $     301,100
              Accrued salaries and related expense                     121,389
              Accrued interest                                         271,771
              Accrued other expenses                                   151,774
              Other liabilities                                         27,202
              Notes payable
                   Related parties                                     427,788
                   Others                                               38,647
                                                                    -----------
                  Total current liabilties                           1,339,671
                                                                    -----------

        Total Liabilities                                            1,339,671
                                                                    -----------

        Stockholders' Equity
              Preferred stock, Class A: no par value;
                  500,000 shares authorized; 187,190 issued and outstanding;
                  callable at $2.75 per share and convertible          334,906
              Common stock, Class A: no par value;
                  50,000,000 shares authorized;
                  9,509,068 issued and outstanding                   3,326,436
              Accumulated deficit                                   (4,409,809)
                                                                    -----------
        Total Stockholders' Equity                                    (748,467)
                                                                    -----------

        Total Liabilities and Stockholders' Equity               $    591,204
                                                                    ===========



                         See Accountant's Review Report




                               BANYAN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   for the three months ended March 31, 2001
                                   unaudited

                                   Common Stock          Preferred Stock                          Stock-
                                      Class A              Class A                Accum.         holders'
                                  Shares    Amount     Shares      Amount        Deficit         Equity
                                ---------   ---------  --------   ---------   -------------    -------------
Balances at December 31, 1999   9,509,068   $3,326,43   187,190   $ 334,906   $ (3,932,776)    $   (271,434)

Net loss                                                                          (477,033)    $   (477,033)
                                ---------   ---------  --------   ---------   -------------    -------------
Balances at December 31, 2000   9,509,068   $3,326,43   187,190   $ 334,906   $ (4,409,809)    $   (748,467)




                         See Accountant's Review Report

                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      for the three months ended March 31
                                   unaudited

                                                    2001              2000

 Sales, net                                     $      55,495      $    167,551

 Cost of  sales                                        54,588            49,125
                                                  ----------------  ---------------

 Gross margin                                             907           118,426

 Selling, general and administrative expenses         288,263           250,238
                                                  ----------------  ---------------

 Loss from operations                                (287,356)         (131,812)

 Other income (expense)
      Interest income                                                    12,714
      Interest expense
           Related parties                            (11,879)           (4,544)
           Other                                       (1,144)           (1,156)
      Unrealized gain (loss) on securities           (191,213)        1,416,957
      Gain on investment borrowing                      14,558
      Recovery of note receivable from
                      equity investee                                    75,000
                                                  ----------------  ---------------

 Net income (loss)                              $    (477,033)    $   1,367,159
                                                  ================  ===============

 Net income (loss) per share
 Basic                                          $          (0.05) $           0.13
                                                  ================  ===============

 Fully diluted                                  $          (0.05) $           0.13
                                                  ================  ===============

 Weighted average number of common shares
      outstanding - basic                           9,509,068        10,597,768
                                                  ================  ===============

 Weighted average number of common shares
      outstanding - diluted                         9,509,068        10,597,768
                                                  ================  ===============


                         See Accountant's Review Report



                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      for the three months ended March 31
                                   unaudited


                                                                   2001             2000
                                                                 ------------  ------------
Cash flows from operating activities:
     Net income (loss)                                       $    (477,033)    $ 1,367,159

     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Depreciation and amortization                              5,993          15,925
          Unrealized (gain) loss on trading securities             191,213      (1,416,957)
          Gain on investment borrowing                             (14,558)
     Changes in assets and liabilities, net of
          business acquisitions:
          Sales of trading securities                               33,857         217,718
          Accounts receivable                                       20,608         (85,350)
          Inventories                                               16,917           9,579
          Other assets                                                 300             796
          Accounts payable and accrued expenses                    121,117          (5,089)
                                                                 ------------  ------------

Net cash provided by operating activities                         (101,586)        103,781
                                                                 ------------  ------------

Cash flows from investing activities:
     Purchases of furniture, fixtures and equipment                 (3,422)        (10,554)
                                                                 ------------  ------------

Net cash used in investing activities                               (3,422)        (10,554)
                                                                 ------------  ------------


Cash flows from financing activities:
     Proceeds from notes payable, related parties                  138,201
     Payments on notes payable                                                     (60,000)
                                                                 ------------  ------------

Net cash provided by financing activities                          138,201         (60,000)
                                                                 ------------  ------------

Net increase (decrease) in cash                                     33,193          33,227
     and cash equivalents, beginning of year                         2,884          32,423
                                                                 ------------  ------------

Cash at the end of the period                               $       36,077      $   65,650
                                                                 ============  ============




                               BANYAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation:

The unaudited consolidated financial statements of banyan Corporation and subsidiaries ( the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information without audit by the Company's independent auditors. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2000 Form 10-KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at March 31, 2001 and the condensed consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000.

Recently issued accounting pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. Currently, the Company does not have any derivative financial instruments and does not participate in hedging activities. Therefore Management believes that SFAS No. 133 will not have any impact on its financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commossion issued Staff Accoutning Bulletin

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

At September 30, 2000 the Company had approximately $2,000,000 of unused federal net operating loss carryforwards, which begin to expire in the year 2005. A deferred tax asset has been offset by a 100% valuation allowance. The Company accounts for income taxes pursuant to SFAS 109. The components of the Company's deferred tax assets and liabilities are as follows:


                                            December 31,              September 30,
                                                   1999                      2000
                                            ----------------          ----------------
Deferred tax liability                      $            -           $               -

Deferred tax asset arising from:
         Net operating loss carryforwards          513,700                     783,799
         Temporary timing differences on
            unrealized gains                       932,419                     984,496
                                            ----------------          ----------------
                                                 1,446,119                   1,768,295
Valuation allowance                             (1,446,119)                 (1,768,295)
                                            ----------------          ----------------

Net Deferred Taxes                          $            -           $               -
                                            ==================       ==================

Income taxes at Federal and state statutory rates are reconciled to the Company's actual income taxes as follows:


                                            December 31,              September 30,
                                                   1999                      2000
                                            ----------------          ----------------
Tax at federal statutory rate (34%)               $628,372                   $(235,471)
State income tax (5%)                               92,408                     (34,628)
Increase (decrease) in valuation allowance         211,639                     322,176
Temporary timing differences on unrealized
   (gains) and losses                             (932,419)                    (52,077)
                                            ----------------          ----------------

                                            $            -           $               -
                                            ==================       ==================

The net change in the first quarter, 2000 in the total valuation allowance was a decrease of $179,058.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.  NOTES PAYABLE

At September 30, 2000 the Company had the following notes payable outstanding:
                                                                                        Balances at
                                                                                          Sept. 30, 2000
                                                                                        -----------------
Related party notes payable,
unsecured, interest from 6% to 12% per annum,
maturing  April 1, 2001                                                                    $   38,647

Related  party notes  payable,  secured by Company  assets,  Interest at 10% per annum, maturing from
November 1, 2000 to April 1, 2001.                                                             66,587

Related party note payable, secured by gross revenues,
interest at 6% per annum, maturing November 1, 2000                                            80,000

Other related party notes                                                                      11,500
                                                                                          -----------

Total related party notes payable                                                             196,734

Note payable,  unsecured,  interest at 20% per annum, payable in common stock of
Anything Internet Corporation, maturing on
January 31, 2001                                                                              162,500

Note payable, unsecured, interest
at 9% per annum, maturing
November 1, 2000                                                                               23,500
                                                                                          -----------

Total notes payable (all current)                                                           $ 382,734
                                                                                            =========

The schedule of maturities by fiscal year for all notes outstanding is as follows:

         Years ending  December 31,
2000      $ 117,000
2001        265,734
Total     $ 382,734
          =========

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

                                                               6 months ending
                                                  1999          June 30, 2000
                                                  ----          -------------

Net income (loss)          As reported       $  1,848,152         $ (692,563)

                             Pro forma       $  1,841,328         $ (697,681)

Basic and fully diluted    As reported                 $0.19            $ (0.07)
    earnings per share
                             Pro forma                 $0.19            $ (0.07)


In August, 1998, the Company granted stock options, exercisable immediately, to certain officers of Anything Internet Corporation, to purchase common shares of Banyan Corporation as follows:

                           Amount           Price/share       Expiration date
                           ------           -----------       ---------------
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

A summary of the status of the Company's stock options as of December 31, 1999 and September 30, 2000, and changes during the years ending on those dates is presented below:


                                         December 31, 1999                September 30, 2000
                                       -----------------------         -------------------------
                                            Weighted Ave.                     Weighted Ave.
Options                                Shares   Exercise Price         Shares   Exercise Price

Outstanding at
      beginning of period            548,654      $ 0.05               548,654        $ 0.05
Granted                              235,000      $ 0.12               235,000       $ 0.12
Exercised
Forfeited
                                     -------------                     -------------
Outstanding at
      end of period                  783,654      $ 0.76               783,654       $ 0.76
                                     =======                           =======
Options exercisable
     at period end                   546,423                           546,423
Weighted average fair
     value of options
     granted during the
     the period                          $ 0.03                            $ 0.03


                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  STOCKHOLDERS' EQUITY (Continued)

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1999.

                                              Options Outstanding                                    Options Exercisable
                      ------------------------------------------------------------------    -------------------------------
                        Number          Weighted Ave.                                         Number
     Range of       Outstanding         Remaining                 Weighted Ave.               Exercisable    Weighted Ave.
Exercise Prices      at 12/31/99       Contractual Life           Exercise Price              at 12/31/99    Exercise Price
---------------      -----------       ----------------           --------------              -----------    --------------
$ 0.05 - $2.00         783,654            24.66 months               $ 0.76                       546,423         $  1.03

The following table summarizes information about stock options outstanding at September 30, 2000.

                                              Options Outstanding                                     Options Exercisable
                      ------------------------------------------------------------------     ---------------------------------
                        Number          Weighted Ave.                                         Number
     Range of       Outstanding         Remaining                 Weighted Ave.               Exercisable    Weighted Ave.
Exercise Prices      at 9/30/00       Contractual Life            Exercise Price              at 9/30/00     Exercise Price
---------------      ----------       ----------------            --------------              ----------     --------------
$ 0.05 - $2.00         783,654            18.66 months               $ 0.76                       546,423          $ 1.03


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

                                   Carrying      Web Site          Consolidated
                                   Cases         Design            Total

Unaffiliated Revenue               $   292,265   $   108,432    $  400,697
                                   ===========   ===========    ==========

Operating (loss)                   $  (470,220)    $(264,253)   $ (734,473)
Other income (expenses):
     Interest income                    12,874                      12,874
     Interest (expense)                (27,299)         (404)      (27,703)
     Loss on asset sale                (11,793)                    (11,793)
     Unrealized gain on securities     133,532                     133,532
     Recovery of Note Payable           75,000                      75,000
     Settlement of lawsuit            (140,000)                   (140,000)
                                  ------------- ---------------  -------------
                                      (427,906)     (264,657)     (692,563)
Income tax expense                           -             -             -
                                  ------------- ---------------  -------------
Net income (loss)                  $  (427,906)    $(264,657)   $ (692,563)
                                  ============= ===============  =============

Identifiable assets                 $2,237,995     $ 141,325    $2,379,320
                                  ============= ===============  =============

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

Item 2. Management Discussion and Analysis of Plan of Operation

The Three Months Ending March 31, 2001 Compared to the Three Months Ending March 31, 2000

     Net sales for the three-month period ending March 31, 2001 were $55,495, a decrease of 67% over the same period in 2000. The sharp decline in sales were the result a serious shortage in cash flow caused by Inform Worldwide Holdings, Inc. ("IWWH") not honoring certain contractual obligations to convert preferred stock held by Banyan into "freely trading" common stock. As a result of this contractual breach, Banyan was unable to meet its financial obligations.
Therefore in early January Banyan temporarily laid off six of its eleven employees and reduced all activities to minimum maintenance levels. The Company then filed a lawsuit in the Colorado District Court asking several forms of relief from IWWH. A few days before an emergency hearing was scheduled, IWWH issued to Banyan 664,410 shares of its common stock bearing restrictions under SEC Rule 144. Banyan has since complied with Rule 144 and has started to sell some of its holdings as permitted by law. In March, the Company was able to resume operations after receiving loans and loan commitments totaling $125,000 from an officer and director of the Company. The result of IWWH's failure to meet its obligations caused serious financial harm to Banyan and the Company intends to pursue its legal remedies to recover all or almost all of these damages.

Gross margins declined from 70.7% for the year 2000 to 1.6% for the same period in the year 2001. The margin decrease was primarily caused lower margins on computer case sales due to lower sales volume and the write-off of prepaid web design services resulting from customer cancellations of orders. Selling, general and administrative expenses for the first quarter increased $38,025 in 2001 to $288,263 compared with the same period in 2000. The increase in these expenses was the result of the Company's legal costs associated with its lawsuit against IWWH of $34,421. The remaining cost increase of $3,604 resulted from small cost increases required to operate the business.

Other expenses, net of other income, for the three-month period totaled $189,677. The primary expense was the unrealized decrease in market value of IWWH stock from the beginning to the end of the period. Interest expense, net of income, was $11,878 for the first quarter, 2001. Partially offsetting these losses was an unrealized gain of $14,558 on borrowed shares of IWWH common stock.

As a result of the decrease in sales, increased expenses and the unrealized losses from the investment in Inform Worldwide, the Company's net loss for the three month period ending on March 31, 2001 was $477,033 compared with a net profit of $1,367,159 for the previous year. Last year the net profit fort he first quarter resulted primarily from the unrealized gain on IWWH common stock of $1,416,957.

Liquidity and Capital Resources

Because IWWH did not meet its contractual obligations, which would have permitted Banyan to raise most of the monies required for normal operations in the first quarter, 2001 through sales of these securities, Banyan was forced to find other sources of monies. Primarily cash flow requirements were met by borrowing monies from two officers and directors totaling $138,200 in the quarter. Late in the quarter the Company was able to begin selling IWWH stock under Rule 144 and received net proceeds of $14,494. Because of the decline in sales during the quarter, trade accounts receivable decreased $20,608.
Inventories decreased during the three month period by $16,917 and accounts payable and accrued expenses increased $121,117 primarily because of Banyan's inability to meet all of its financial obligations.

Also as result of the Company's inability to sell Inform Worldwide stock, the Company has defaulted on its settlement agreement with Paine Webber, Inc. Paine Webber has received a default judgment from the US District Court in Oregon. Banyan will make every effort to resolve this matter in a reasonable manner. Currently the Company owes Paine Webber $116,667.

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

None

(B)     Reports  on  Form  8-K
        ----------------------

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Banyan  Corporation
                                          (Registrant)



Dated:   May 14,  2001              By: /s/ Cory Gelmon
                                          ---------------------------
                                          Cory Gelmon
                                          President  and  CEO