Form 10QSB/A
period 2001-03-31
BANYAN CORP /OR/
filed 2001-05-15
CIK 1086473

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

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Item  6.           Exhibits  and  Reports  on  Form  8-K

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements


                               BANYAN CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2001

                                     ASSETS
Current assets
     Cash and cash equivalents                        $          36,077
     Accounts receivable                                         44,809
     Inventories                                                109,409
     Trading securities                                         356,356
                                                      -----------------
              Total current assets                              546,651
                                                      -----------------

Furniture, fixtures and equipment, net                           34,605
                                                      -----------------

Other assets, net                                                 9,948
                                                      -----------------

                                                      $         591,204
                                                      =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                  $        301,100
     Accrued salaries and related expenses                      121,389
     Accrued interest                                           271,771
     Accrued other expenses                                     151,774
     Other liabilities                                           27,202
     Notes payable:
       Related parties                                          427,788
       Others                                                    38,647
                                                            -----------
              Total liabilities, all current                  1,339,671
                                                       -----------------

Commitments and contingencies

Stockholders' deficit (Note 10)
     Preferred stock; no par value; 10,000,000 shares authorized:
       Class A convertible preferred stock; 500,000 shares authorized;
           187,190 issued and outstanding                       334,906
       Class B preferred stock; 500,000 shares authorized; none
           issued and outstanding
     Common stock; no par value; 60,000,000 shares authorized:
       Class A; 50,000,000 shares authorized; 9,509,068 issued
           and outstanding                                    3,326,436
       Class B; 10,000,000 shares authorized; none
           issued and outstanding
     Accumulated deficit                                     (4,409,809)
                                                         ---------------
              Total stockholders' deficit                      (748,467)
                                                         ---------------

                                                         $      591,204
                                                         ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                               BANYAN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                              2001                 2000
                                                                       -----------------     -----------------
Sales, net                                                             $          55,495     $         167,551

Cost of sales                                                                     54,588                49,125
                                                                            ------------           -----------

Gross margin                                                                         907               118,426

Selling, general and administrative expenses                                     288,263               250,238
                                                                       -----------------     -----------------

Loss from operations                                                            (287,356)             (131,812)

Other income (expense)
     Interest income                                                                                    12,714
     Interest expense:
       Related parties                                                           (11,879)               (4,544)
       Other                                                                      (1,144)               (1,156)
     Unrealized (loss) gain on trading securities                               (191,212)            1,416,957
     Gain on investment borrowing (Note 9)                                        14,558
     Recovery of note receivable from equity investee                                                   75,000
                                                                       -----------------     -----------------

Net income (loss)                                                      $        (477,033)    $       1,367,159
                                                                       =================     =================

Net income (loss) per share
     Basic and fully diluted                                           $           (0.05)    $             .13
                                                                       =================     =================

Weighted average number of common shares
     outstanding - basic and diluted                                           9,509,068            10,597,768
                                                                       =================     =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.



                               BANYAN CORPORATION
                        CONDENDED CONSOLIDATED STATEMENTS
                            OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                              2001                 2000
                                                                       -----------------     -----------------
Net cash (used in) provided by operating activities                             (101,586)              103,781
                                                                       -----------------     -----------------

Cash flows from investing activities:
     Purchases of furniture, fixtures and equipment                               (3,422)              (10,554)
                                                                       -----------------     -----------------

Net used in investing activities                                                  (3,422)              (10,554)
                                                                       -----------------     -----------------

Cash flows from financing activities:
     Proceeds from notes payable, related parties                                138,201
     Payments on notes payable, related parties                                                        (60,000)
                                                                       -----------------     -----------------

Net cash provided by (used in) financing activities                              138,201               (60,000)
                                                                       -----------------     -----------------

Net increase in cash                                                              33,193                33,227
Cash and cash equivalents, beginning of year                                       2,884                32,423
                                                                       -----------------     -----------------

Cash and cash equivalents, end of year                                 $          36,077     $          65,650
                                                                       =================     =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               BANYAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                       F-6
1.   Basis of presentation:

     The unaudited consolidated financial statements of Banyan Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information without audit by the Company's independent auditors. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2000 Form 10-KSB.

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

2.   Related party transactions:

     During the three months ended March 31, 2001, the Company obtained $138,201 in exchange for notes payable to two directors and officers of the Company. The notes bear interest at 10% per annum and are due through March 2002.

3.   Other liabilities:

     In September 2000, the Company entered into an agreement with an unrelated entity under which the Company borrowed 50,000 shares of IWWH registered common stock, which the Company valued at $162,500, which was the quoted market price at the date of receipt. In exchange, under the terms of the agreement the Company agreed to return 50,000 shares IWWH registered common stock, plus 2,000 shares representing interest, for each month the borrowing is outstanding until January 31, 2001. At March 31, 2001 the Company owed an aggregate of 60,000 shares. The Company is assessed a penalty of 1,500 shares per month beginning February 1, 2001 until all of the registered shares have been returned. The Company has incurred a penalty of 3,000 shares from February through March 2001. At March 31, 2001 the fair value of the 63,000 shares of IWWH registered common stock was $27,202.

4.   Stock option plans:

     The Company has adopted two equity incentive stock option plans: the 2000 Equity Incentive Plan (the "2000 Equity Plan") and the 2001 Equity Incentive Plan (the "2001 Equity Plan"). The Company reserved an aggregate of 2,000,000 shares of Class A common stock for issuance under the 2000 Equity Plan and 1,000,000 shares of Class A common stock for issuance under the 2001 Equity Plan.

     Under the 2000 Equity Plan, options to purchase the Company's Class A common stock may be granted through December 31, 2005 and under the 2001 Equity Plan, options to purchase the Company's Class A common stock may be granted through December 31, 2006. The authority to grant stock options under these plans and to determine the terms of each stock option granted rests with the board of directors or its designated committee. However, the exercise period for any stock option granted under these plans shall not exceed five years.

5.   Commitments and contingencies:

     The former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgements as they relate to the criminal charges, conviction and appeal of his conviction. During the three months ended March 31, 2001 the Company has spent approximately $50,142 on behalf of the former president.

     In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company were to default under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount through March 31, 2000. Subsequent to year-end the Company defaulted and a stipulated money judgement was filed with the court. The remaining amount due of approximately $113,000 is included in other accrued expenses. The Company is evaluating options to resolve the matter with the brokerage firm, and at March 31, 2001 interest at 9% per annum is being accrued on the unpaid balance.

6.   Major customers and business segments:

     Major customers:

     During the three months ended March 31, 2001 and 2000, the Company's largest customer accounted for approximately 62% and 35%, respectively, of sales, all from the carrying case business. During the three months ended March 31, 2001 and 2000, approximately 4% and 2% of revenues were generated internationally, and 96% and 98% domestically, respectively.

7.   Subsequent events:

     In April 2001, the Company issued 300,000 shares, at $0.025 per share, and 150,000 shares, at $0.08 per share, of the Company's Class A common stock to legal counsel of the Company for services.

     In May 2001, the Company acquired intellectual property consisting of Chiropractic USA, a development and consolidation plan for chiropractic clinics, for 2,000,000 shares of the Company's Class A common stock valued at approximately $60,000.

     Also in May 2001, the Company entered into a purchase agreement to acquire Franchise Support Network, Inc. a company incorporated in Alberta, Canada, for 34,048,000 shares of the Company's Class A common stock, valued at approximately $1,021,000.

Item 2. Management Discussion and Analysis of Plan of Operation

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.


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

Gross margins declined from 70.7% for the year 2000 to 1.6% for the same period in the year 2001. The margin decrease was primarily caused lower margins on computer case sales due to lower sales volume and a loss on web design services resulting from customer cancellations of orders. Selling, general and administrative expenses for the first quarter increased $38,025 in 2001 to $288,263 compared with the same period in 2000. The increase in these expenses was the result of the Company's legal costs associated with its lawsuit against IWWH of $34,421. The remaining cost increase of $3,604 resulted from small cost increases required to operate the business.

Other expenses, net of other income, for the three-month period totaled $189,677. The primary expense was the unrealized decrease in market value of IWWH stock from the beginning to the end of the period. Interest expense, net of income, was $11,878 for the first quarter, 2001. Partially offsetting these losses was an unrealized gain of $14,558 on borrowed shares of IWWH common stock.

As a result of the decrease in sales, increased expenses and the unrealized losses from the investment in IWWH, the Company's net loss for the three month period ending on March 31, 2001 was $477,033 compared with a net profit of $1,367,159 for the previous year. Last year the net profit fort he first quarter resulted primarily from the unrealized gain on IWWH common stock of $1,416,957.

Liquidity and Capital Resources

The Company's financial statements for the three months ended March 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2001, the Company reported a net loss of $477,033 and has a stockholders' deficit of $748,467 and has a working capital deficit of $793,020. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2000 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern.

The Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements from periodic sales of IWWH stock, or by using this stock as collateral for a working capital loan. As the Company completes the development of new computer carrying case designs and the expansion of its internet services products, sales are expected to continue to improve. Thus, through improved sales coupled with lower cost of sales for new products, the Company will reduce its dependence on sales of stock and borrowings. If the Company is unable to meet all of its cash flow requirements through sales of IWWH stock and collateralized borrowings, additional funds may be raised through sales of Banyan's common or preferred stock. If the Company is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

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

Also as result of the Company's inability to sell IWWH stock, the Company has defaulted on its settlement agreement with Paine Webber, Inc. Paine Webber has received a default judgment from the US District Court in Oregon. Banyan will make every effort to resolve this matter in a reasonable manner. Currently the Company owes Paine Webber $116,667.

Forward-Looking Statements

Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from increased sales, and the business prospects or any other aspect of Banyan Corporation, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Banyan Corporation has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

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