Form 10QSB
period 2001-06-30
BANYAN CORP /OR/
filed 2001-08-20
CIK 1086473

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

                                     (MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 0-26065

                                  BANYAN CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Oregon                                         84-1346327
-------------------------------------      -------------------------------------
  (State or other jurisdiction of                      (IRS Employer
   Incorporation or Organization)                    Identification No.)

      1925 Century Park East, Suite 500, Los Angeles, California 90067-2700
      ---------------------------------------------------------------------
                   (Address of Principal Executive offices)

     Registrant's telephone number, with area code: (310) 789-2050

               4740 Forge Road, Suite 112, Colorado Springs, CO 80907
               ------------------------------------------------------
                    (Former address if changed since last report)

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   Class                                          Outstanding at August 16, 2001
   -----                                          ------------------------------
Class A common                                             13,084,068

                            BANYAN CORPORATION

                             TABLE OF CONTENTS
                                 FORM 10-QSB

                                   PART I
                           FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheet - June 30, 2001                 3

          Condensed consolidated statements of operations- for the
          three and six month periods ended June 30, 2001 and 2000             4

          Condensed consolidated statement of stockholders' equity
          (deficit) for the six months ended June 30, 2001                     5

          Condensed consolidated statements of cash flows- for the
          six month periods ended June 30, 2001 and 2000                       6

          Notes to condensed consolidated financial statements               7-9

Item 2    Management's discussion and analysis of financial
          condition and results of operations                              10-12


                                 PART II
                            OTHER INFORMATION

Item 1    Legal proceedings                                                   13

Item 2    Changes in securities and use of proceeds                           13

Item 3    Defaults upon senior securities                                     13

Item 4    Submission of matters to a vote of securities holders               13

Item 5    Other information                                                   13

Item 6    Exhibits and Reports on Form 8-K                                    13

                                BANYAN CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2001

                                      ASSETS
Current assets
   Cash and cash equivalents                                        $    65,876
   Accounts receivable                                                   33,127
   Inventories                                                          118,275
   Trading securities                                                    28,723
                                                                    -----------

          Total current assets                                          246,001
                                                                    -----------

Furniture, fixtures and equipment, net                                   18,938
                                                                    -----------

Other assets, net                                                        67,517
                                                                    -----------

                                                                    $   332,456
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                 $   176,767
   Accrued salaries and related expenses                                 92,467
   Accrued interest                                                     278,887
   Accrued other expenses                                               119,976
   Other liabilities                                                     28,350
   Notes payable:
     Related parties                                                    453,837
     Others                                                              38,647
                                                                    -----------

          Total liabilities, all current                              1,188,931
                                                                    -----------

Commitments and contingencies

Stockholders' deficit (Notes 5, 6 and 10)
   Preferred stock; no par value; 10,000,000 shares authorized:
    Class A convertible preferred stock; 500,000 shares authorized;
       187,190 issued and outstanding                                   334,906
    Class B preferred stock; 500,000 shares authorized; none
       issued and outstanding
   Common stock; no par value; 60,000,000 shares authorized:
    Class A; 50,000,000 shares authorized; 13,083,960 issued
       and outstanding                                                3,539,436
    Class B; 10,000,000 shares authorized; none
       issued and outstanding
   Deferred compensation cost (Note 6)                                  (81,667)
   Accumulated deficit                                               (4,649,150)
                                                                    -----------

          Total stockholders' deficit                                  (856,475)
                                                                    -----------

                                                                    $   332,456
                                                                    ===========

      See notes to condensed consolidated financial statements.

                                BANYAN CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                   For the three months          For the six months
                                                       ended June 30,               ended June 30,
                                                   2001           2000           2001           2000
                                                 --------       --------       --------        --------
Sales, net                                    $    39,280    $    57,100    $    89,508     $   192,537

Cost of sales                                      23,012         25,496         57,652          74,621
                                              -----------    -----------    -----------     -----------

Gross margin                                       16,268         31,604         31,856         117,916

Loss on sale of trading securities                146,419         82,983        161,485          54,995
Selling, general and administrative expenses      201,930        269,610        417,509         440,148
                                              -----------    -----------    -----------     -----------

Loss from operations                             (332,081)      (320,989)      (547,138)       (377,227)

Other income (expense)
   Interest income                                   -                67           -             12,781
   Interest expense:
    Related parties                               (10,455)        (5,454)       (22,334)         (9,911)
    Other                                          (4,370)        (1,156)        (5,514)         (2,312)
   Unrealized loss on trading securities           (4,785)    (1,612,800)      (195,997)       (193,275)
   Gain (loss) on investment borrowing (Note 9)    (1,148)          -            13,410            -
   Recovery of note receivable from equity
    investee                                         -              -              -             75,000
                                              -----------    -----------    -----------     -----------

Loss from continuing operations                  (352,839)    (1,940,332)      (757,573)       (494,944)
                                              -----------    -----------    -----------     -----------

Discontinued operations
   Loss from operations of discontinued
    subsidiary                                    (45,580)       (81,792)      (117,879)       (157,453)
   Gain on disposal of subsidiary                 159,078           -           159,078            -
                                              -----------    -----------    -----------     -----------
                                                  113,498        (81,792)        41,199        (157,453)
                                              -----------    -----------    -----------     -----------

Net loss                                      $  (239,341)   $(2,022,124)   $  (716,374)    $  (652,397)
                                              ===========    ===========    ===========     ===========

Loss from continuing operations per common share:

   Basic and fully diluted                    $     (0.03)   $     (0.19)   $     (0.07)    $     (0.06)
                                              ===========    ===========    ===========     ===========

Net loss per common share:

   Basic and fully diluted                    $     (0.02)   $     (0.19)   $     (0.07)    $     (0.06)
                                              ===========    ===========    ===========     ===========

Weighted average number of common shares
   outstanding - basic and diluted             10,695,627     10,597,768     10,102,293      10,597,768
                                              ===========    ===========    ===========     ===========

      See notes to condensed consolidated financial statements.

                           BANYAN CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                      SIX MONTHS ENDED JUNE 30, 2001

                                                 Preferred stock           Common stock                                    Stock-
                                                     Class A                  Class A       Accumulated     Deferred      holders'
                                              Shares        Amount     Shares        Amount   deficit      compensation   deficit
                                            ----------    ---------- ----------    ---------- ---------    ------------   ---------
Balances, at
 January 1, 2001                            187,190       $ 334,906   9,509,068  $ 3,326,436  $(3,932,776)              $ (271,434)

Issuance of common
 stock for services                                                      50,000        4,000                                 4,000

Issuance of common
 stock for purchase of
 Chiropractic USA, Inc.                                               2,000,000       60,000                                60,000

Conversion of accounts
 payable                                                                475,000       38,000                                38,000

Issuance of common stock
 to legal counsel for services                                          450,000       27,000                                27,000

Issuance of common
 stock for services                                                     600,000       84,000                                84,000

Deferred compensation cost of common
 stock issued for services                                                                                   (84,000)      (84,000)

Amortization of deferred
 compensation cost                                                                                             2,333         2,333

Net loss                                                                                         (716,374)                (716,374)
                                            -------       ---------  ----------  -----------  -----------  ---------    ----------

Balances, at
 June 30, 2001                              187,190       $ 334,906  13,084,068  $ 3,539,436  $(4,649,150) $ (81,667)   $ (856,475)
                                            -------       =========  ==========  ===========  ===========  =========    ==========

      See notes to condensed consolidated financial statements.

                            BANYAN CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS
                        OF CASH FLOWS (UNAUDITED)
                  SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                          2001         2000
                                                      ------------  ------------

Net cash (used in) provided by operating activities     (160,126)       103,781
                                                      ----------     ----------


Cash flows from investing activities:
   Cash relinquished on sale of subsidiary                (2,210)
   Purchases of furniture, fixtures and equipment         (3,422)       (10,554)
                                                      ----------     ----------

Net cash used in investing activities                     (5,632)       (10,554)
                                                      ----------     ----------

Cash flows from financing activities:
   Proceeds from notes payable, related parties          233,750
   Payments on notes payable, related parties             (5,000)       (60,000)
                                                      ----------     ----------

Net cash provided by (used in) financing activities      228,750        (60,000)
                                                      ----------     ----------

Net increase in cash                                      62,992         33,227
Cash and cash equivalents, beginning of period             2,884         32,423
                                                      ----------     ----------

Cash and cash equivalents, end of period              $   65,876     $   65,650
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
   Cash paid for interest                             $    2,479     $    2,499
                                                      ==========     ==========

Supplemental disclosures of non-cash investing and financing activities:

   Class A common stock issued in satisfaction of
    accounts payable                                  $   38,000
                                                      ==========
   Acquisition of Chiropractic USA, Inc.
     Intangible assets recorded                       $   60,000
                                                      ----------

     Fair value of Class A common stock issued        $  (60,000)
                                                      ==========

     Sale of TopListing.com Corporation
       Carrying value of assets                      $   18,766
       Liabilities                                     (142,844)
       Reduction in notes payable in exchange           (35,000)
                                                     ----------

       Gain on sale of subsidiary                    $ (159,078)
                                                      ==========

            See notes to condensed consolidated financial statements.

                                   BANYAN CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                        (UNAUDITED)

1.   Basis of presentation:

     The unaudited consolidated financial statements of Banyan Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2000 Form 10-KSB.

     In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at June 30, 2001 and the condensed consolidated results of operations and cash flows for the three and six month periods ended, June 30, 2001 and 2000.

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

2.   Related party transactions:

     During the six months ended June 30, 2001, the Company received $233,750 in exchange for notes payable to two directors and officers and one other shareholder of the Company. The notes bear interest at 10% per annum and are due through March 2002. During the same period, $5,000 was repaid on one related party note.

     In April 2001, the Company issued an aggregate of 475,000 shares of its Class A common stock, valued at $38,000, to three directors and the former president and chief executive officer of the Company in exchange for a $38,000 reduction in amounts owed to these individuals.

                                   BANYAN CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                        (UNAUDITED)

3.   Other liabilities:

     In September 2000, the Company entered into an agreement with an unrelated entity under which the Company borrowed 50,000 shares of IWWH registered common stock, valued at the quoted market price at the date of receipt of $162,500. In exchange, under the terms of the agreement the Company agreed to return 50,000 shares IWWH registered common stock, plus 2,000 shares representing interest, for each month the borrowing is outstanding until January 31, 2001. The Company is assessed a penalty of 1,500 shares per month beginning February 1, 2001 until all of the registered shares have been returned. The Company has incurred a penalty of 7,500 shares from February through June 2001. At June 30, 2001 the fair value of the 67,500 shares of IWWH registered common stock was $28,350.

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

5.   Stock transactions:

     In May 2001, the Company issued 2 million shares, at $.03 per share, which was equal to the closing market price on the agreement date, of its Class A common stock to purchase Chiropractic USA, Inc.

     In May 2001, the Company issued 50,000 shares of its Class A common stock, at $.08 per share, which was equal to the closing market price on the issue date, to the Company's president as compensation. Accordingly, the Company recorded compensation expense of $4,000.

     In May 2001, the Company issued 450,000 shares of its Class A common stock, at $.06 per share, which was equal to the closing market price on the issue date, to legal counsel for services.

6.   Commitments and contingencies:

     In June 2001, the Company entered into two consulting agreements for services to be performed by the Chairman of the Board and another director of Chiropractic USA, Inc. through May 2004. The Company issued an aggregate of 600,000 shares, at $.14 per share, of its Class A common stock for these services. At the date of commitment, the total compensation cost was calculated to be approximately $84,000, which is to be recognized over the three-year term of the agreements. In addition, the Company granted an aggregate of 2.4 million stock options to purchase the Company's Class A

                                   BANYAN CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                        (UNAUDITED)



6.   Commitments and contingencies (continued):

     common stock at an exercise price of $.14 per share, which was equal to the closing market price on the grant date. The options vest at a rate of 33% per year over the term of the agreement.

     In May 2001, in connection with the Company's acquisition of Chiropractic USA, Inc., the Company appointed a new president and a new chief executive officer and entered into consulting agreements with these individuals for services to be performed subsequent to May 2001. In connection with the agreements the Company granted an aggregate of 1 million options to purchase the Company's Class A common stock at an exercise price of $.05 per share. The options vest upon satisfaction of various performance criteria. At the date of commitment, the total compensation cost was calculated to be approximately $30,000, which is to be recognized as the performance criteria are satisfied.

     A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgements as they relate to the criminal charges, conviction and appeal of his conviction. During the six months ended June 30, 2001 the Company spent approximately $61,000 on behalf of the former president.

     In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount through June 30, 2001. In January 2001, the Company defaulted and a stipulated money judgement was filed with the court. The remaining amount due of approximately $120,000 is included in other accrued expenses and at June 30, 2001 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

7.   Major customers and business segments:

     Major customers:

     During the six months ended June 30, 2001 and 2000, the Company's largest customer accounted for approximately 61% and 47%, respectively, of sales, all from the carrying case business. During the three months ended March 31, 2001 and 2000, approximately 3% and 2% of revenues were generated internationally, and 97% and 98% domestically, respectively.

Item 2. Management Discussion and Analysis of Plan of Operation


The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.


The Six Months Ending June 30, 2001 Compared to the Six Months Ending June 30, 2000

Net sales for continuing operations for the six-month period ending June 30, 2001 were $89,508, a decrease of 54% over the same period in 2000. The sharp decline in sales were the result a serious shortage in cash flow caused by the dispute that arose with Inform Worldwide Holdings, Inc. ("IWWH") whereby certain contractual obligations to convert preferred stock held by Banyan into "freely trading" common stock did not proceed as anticipated. As a result of this not coming to fruition as expected, Banyan was unable to meet certain of its financial obligations. In order to address this problem, the Company filed a lawsuit in the Colorado District Court asking several forms of relief from IWWH. A few days before an emergency hearing was scheduled, IWWH issued to Banyan 664,410 shares of its common stock bearing restrictions under SEC Rule 144. In June 2001 Banyan reached a settlement with IWWH and Banyan sold approximately 675,000 shares of IWWH for $176,972.

In May 2001, Banyan sold to Lawrence Stanley, a director of the Company, Toplisting.com Corporation ("Toplisting"), a wholly owned subsidiary of the Company. As a result all income and expenses of Toplisting have been reclassified to discontinued operations. Also during the second quarter, 2001, Banyan acquired the assets that formed its new subsidiary Chiropractic USA, Inc. The results of this new operation have been included with the consolidated results of Banyan from the date of acquisition.

Gross margins declined from 61.2% for the year 2000 to 35.6% for the same period in the year 2001. The margin decrease was primarily caused lower margins on computer case sales due to lower sales volume and increased prices for plastic-based products. Selling, general and administrative expenses for the six month period increased $83,851 in 2001 to $578,994 compared with the same period in 2000. The increase in these expenses was primarily caused by increased losses on the sales of IWWH stock.

Other expenses, net of other income, for the six-month period totaled $210,435 an increase of $92,718 over the previous year's six month results. These other expenses consisted primary of the unrealized decrease in market value primarily of IWWH stock of $195,997 and interest expense, net of income, of $27,848. Partially offsetting these losses was an unrealized gain of $13,410 on borrowed shares of IWWH common stock in 2001 and the recovery of a $75,000 note receivable in 2000.

As a result of the decrease in sales, increased expenses and the unrealized losses from the investment in IWWH, the Company's loss from continuing operations for the six-month period ending on June 30, 2001 was $757,573 compared with a net loss of $494,944 for the previous year.

The Three Months Ending June 30, 2001 Compared to the Three Months Ending June 30, 2000

Sales for the second quarter, 2001 were $39,280 compared with $57,100 for the same period last year. The 31.2% decrease in sales was the result of the general slowdown in the economy impacting Banyan's markets and the timing of certain orders. As a result the Company anticipates improved sales for the third quarter of 2001. Gross margin for the second quarter declined from 55.3% to 41.4% reflecting the impact of higher prices for plastic-based products. Selling, general and administrative expenses decreased $4,244 from $352,593 for the second quarter of 2000 to $348,349 for the same period in 2001.

Other expenses, net of income for the second quarter were approximately $21,000 as compared to $1,619,000 for the prior year. The decrease was due primarily to the unrealized loss on the Company's trading securities in 2000. Interest expense of approximately $15,000 increased approximately $8,000 from the prior year.


Liquidity and Capital Resources

The Company's financial statements for the six months ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2001, the Company reported a net loss of $716,374 and has a stockholders' deficit of $856,475 and has a working capital deficit of $942,930. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2000 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the first half of 2001, besides using receipts from normal operations, the Company was able to meet its financial obligations by borrowing monies from related parties, net of loan repayments, of $228,750; by issuing stock for $153,000 to satisfy accounts payable and for services, and by selling the common stock of IWWH (trading securities) for proceeds of approximately $196,000.

As a result of serious delays in selling IWWH common stock which were caused by the dispute with IWWH, the Company defaulted on its settlement agreement with Paine Webber, Inc. in the first quarter of 2001. Paine Webber has received a default judgment from the US District Court in Oregon. Banyan will make every effort to resolve this matter in a reasonable manner. Currently the Company owes Paine Webber approximately $120,000.

As indicated in the Company's most recent financial statements available herein, while operating activities provide some cash flow, the Company continues to be cash flow negative. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements by executing the Chiropractic USA, Inc. business plan, by raising capital via either debt or equity, and with the continued improvement in the operations of DoubleCase Corporation. As the Company completes the development of new computer carrying case designs, sales are expected to continue to improve. Thus, through improved sales coupled with lower cost of sales for new products, the Company will reduce its dependence on sales of stock and borrowings. If the Company is unable to realize upon the potential of any of the foregoing courses of action it will realize significant adverse impacts on its operations.

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

PART II - OTHER INFORMATION

Item 1   Legal proceedings

         None.

Item 2   Changes in securities and use of proceeds

         None.

Item 3   Defaults upon senior securities

         None

Item 4   Submission of matters to a vote of securities holders

         None

Item 5   Other information

         None

Item 6   Exhibits and Reports

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Banyan Corporation
                                       (Registrant)


Date: August 20, 2001                  By: /s/ Michael Gelmon
                                          -----------------------------
                                          Michael Gelmon
                                          Chief Executive Officer