Form 10QSB
period 2001-09-30
BANYAN CORP /OR/
filed 2001-11-19
CIK 1086473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-26065

                              BANYAN CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Oregon                                    84-1346327
  ---------------------------------           ---------------------------------
   (State or other jurisdiction of                  (IRS Employer
   Incorporation or Organization)                Identification No.)

     1925 Century Park East, Suite 500, Los Angeles, California 90067-2700
     ---------------------------------------------------------------------
                   (Address of Principal Executive offices)

     Registrant's telephone number, with area code: (310) 789-2050

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X     No
                                              --------      --------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   Class                                       Outstanding at September 30, 2001
--------------                                 ---------------------------------
Class A common                                              13,334,068

                               BANYAN CORPORATION

                                TABLE OF CONTENTS
                                    FORM 10-QSB

                                       PART I
                               FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheet as of September 30, 2001        3

          Condensed consolidated statements of operations for the
          three and nine month periods ended September 30, 2001 and 2000       4

          Condensed consolidated statement of stockholders' equity (deficit)
          for the nine months ended September 30, 2001                         5

          Condensed consolidated statements of cash flows for the
          nine month periods ended September 30, 2001 and 2000                 6

          Notes to condensed consolidated financial statements              7-10

Item 2   Management's discussion and analysis of financial
          condition and results of operations                              11-13

                                     PART II
                                OTHER INFORMATION

Item 1   Legal proceedings                                                    14

Item 2   Changes in securities and use of proceeds                            14

Item 3   Defaults upon senior securities                                      14

Item 4   Submission of matters to a vote of securities holders                14

Item 5   Other information                                                    14

Item 6   Exhibits and Reports on Form 8-K                                     14

                              BANYAN CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              SEPTEMBER 30, 2001

                                     ASSETS
Current assets
   Cash and cash equivalents                                       $      4,570
   Accounts receivable                                                   74,462
   Inventories                                                           48,782
   Trading securities                                                    18,792
                                                                   ------------
          Total current assets                                          146,606
                                                                   ------------

Furniture, fixtures and equipment, net                                   17,462
                                                                   ------------

Other assets, net                                                        62,286
                                                                   ------------

                                                                   $    226,354
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                $    183,013
   Accrued salaries and related expenses                                 50,367
   Accrued interest                                                     263,206
   Accrued other expenses                                               122,470
   Other liabilities                                                     13,250
   Notes payable:
     Related parties                                                    350,837
     Others                                                              38,647
                                                                   ------------
          Total liabilities, all current                              1,021,790
                                                                   ------------

Commitments and contingencies (Note 6)

Stockholders' deficit (Notes 4, 5 and 6)
   Preferred stock; no par value; 10,000,000 shares authorized:
    Class A convertible preferred stock; 500,000 shares authorized;
        187,190 issued and outstanding                                  334,906
     Class B preferred stock; 500,000 shares authorized; none
        issued and outstanding
   Common stock; no par value; 60,000,000 shares authorized:
     Class A; 50,000,000 shares authorized; 13,334,068 issued
        and outstanding                                               3,564,436
     Class B; 10,000,000 shares authorized; none
        issued and outstanding
   Deferred compensation cost (Note 6)                                  (74,668)
   Accumulated deficit                                               (4,620,110)
                                                                   ------------
          Total stockholders' deficit                                  (795,436)
                                                                   ------------

                                                                   $    226,354
                                                                   ============

      See notes to condensed consolidated financial statements.

                              BANYAN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                       Three months                  Nine months
                                                    ended September 30,          ended September 30,
                                                      2001          2000           2001          2000
                                                  ------------   ------------   ------------   ------------
Sales, net                                        $    234,945   $     99,728   $    324,453   $    292,265
Cost of sales                                           81,806         74,210        139,458        148,831
                                                  ------------   ------------   ------------   ------------

Gross margin                                           153,139         25,518        184,995        143,434

(Gain) loss on sale of trading securities                             (43,202)       161,485         11,793
Selling, general and administrative expenses           120,230        313,506        537,739        753,654
                                                  ------------   ------------   ------------   ------------

Income (loss) from operations                           32,909       (244,786)      (514,229)      (622,013)

Other income (expense)
   Interest income                                                         93                        12,874
   Interest expense:
    Related parties                                    (11,211)       (14,324)       (33,545)       (24,235)
    Other                                               (3,651)        (1,156)        (9,165)        (3,468)
   Unrealized gain (loss) on trading securities          4,919        326,807       (191,078)       133,532
   Gain on investment borrowing                          6,074                        19,484
   Recovery of note receivable from equity
   investee                                                                                          75,000
                                                  ------------   ------------   ------------   ------------

Income (loss) from continuing operations                29,040         66,634       (728,533)      (428,310)
                                                  ------------   ------------   ------------   ------------

Discontinued operations
   Loss from operations of discontinued
   subsidiary                                                        (106,800)      (117,879)      (264,253)
   Gain on disposal of subsidiary                                                    159,078
                                                                 ------------   ------------   ------------

                                                                     (106,800)        41,199       (264,253)
                                                                 ------------   ------------   ------------

Net income (loss)                                 $     29,040   $    (40,166)  $   (687,334)  $   (692,563)
                                                  ============   ============   ============   ============

Income (loss) from continuing operations
 per common share:
   Basic and fully diluted                        $       0.00   $       0.00   $      (0.06)  $      (0.04)
                                                  ============   ============   ============   ============

Net income (loss) per common share:
   Basic and fully diluted                        $       0.00   $      (0.00)  $      (0.06)  $      (0.07)
                                                  ============   ============   ============   ============

Weighted average number of common shares
   outstanding -   basic                            13,214,395     10,361,094     11,438,243     10,518,301
                                                  ============   ============   ============   ============
                   diluted                          13,217,741     10,361,094     11,438,243     10,518,301
                                                  ============   ============   ============   ============

      See notes to condensed consolidated financial statements.

                                  BANYAN CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                       NINE MONTHS ENDED SEPTEMBER 30, 2001

                                      Preferred stock                Common stock                                       Stock-
                                          Class A                      Class A             Deferred    Accumulated     holders'
                                    Shares        Amount        Shares        Amount     compensation     deficit      deficit
                                 ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances, at
 January 1, 2001                 187,190       $   334,906    9,509,068    $ 3,326,436                 $(3,932,776)  $  (271,434)

Issuance of common stock
 for services                                                    50,000          4,000                                     4,000

Issuance of common stock
 for purchase of Chiropractic
 USA development plan                                         2,000,000         60,000                                    60,000

Conversion of accounts payable                                  475,000         38,000                                    38,000

Issuance of common stock to
 legal counsel for services                                     450,000         27,000                                    27,000

Issuance of common stock for
 services                                                       600,000         84,000                                    84,000

Deferred compensation cost of
 common stock issued for
 services                                                                                $   (84,000)                    (84,000)

Amortization of deferred
 compensation cost                                                                             9,332                       9,332

Common stock issued for cash                                    250,000         25,000                                    25,000

Net loss                                                                                                  (687,334)     (687,334)
                                 -------       -----------   ----------    -----------    ----------   -----------   -----------

Balances, at
 September 30, 2001              187,190       $   334,906   13,334,068    $ 3,564,436    $  (74,668)  $(4,620,110)  $  (795,436)
                                 =======       ===========   ==========    ===========    ==========   ===========   ===========

      See notes to condensed consolidated financial statements.

                            BANYAN CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS
                         OF CASH FLOWS (UNAUDITED)
                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                            2001        2000
                                                        -----------  -----------

Net cash (used in) provided by operating activities       (121,416)      15,760
                                                        ----------   ----------


Cash flows from investing activities:
   Cash relinquished on sale of subsidiary                  (2,210)
   Purchases of furniture, fixtures and equipment           (3,422)     (24,469)
                                                        ----------   ----------

Net cash used in investing activities                       (5,632)     (24,469)
                                                        ----------   ----------

Cash flows from financing activities:
   Proceeds from the sale of common stock                   25,000
   Purchase and retirement of common stock                             (116,120)
   Proceeds from notes payable, related parties            233,750      170,500
   Payment on investment borrowing                         (10,016)
   Payments on notes payable, related parties             (120,000)     (60,000)
                                                        ----------   ----------

Net cash provided by (used in) financing activities        128,734       (5,620)
                                                        ----------   ----------

Net increase (decrease) in cash                              1,686      (14,329)
Cash and cash equivalents, beginning of period               2,884       32,423
                                                        ----------   ----------

Cash and cash equivalents, end of period                $    4,570   $   18,094
                                                        ==========   ==========

Supplemental disclosures of cash flow information:
   Cash paid for interest                               $    8,828   $    2,627
                                                        ==========   ==========

Supplemental disclosures of non-cash investing and financing activities:

   Class A common stock issued in satisfaction of
   accounts payable                                     $   38,000
                                                        ==========

   Acquisition of Chiropractic USA
     intangible assets recorded                         $   60,000
                                                        ----------

     Fair value of Class A common stock issued          $  (60,000)
                                                        ==========

   Sale of TopListing.com Corporation
     Carrying value of assets                           $   18,766
     Liabilities                                          (142,844)
     Reduction in notes payable in exchange                (35,000)
                                                        ----------

        Gain on sale of subsidiary                      $ (159,078)
                                                        ==========

      See notes to condensed consolidated financial statements.

                            BANYAN CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                               (UNAUDITED)

1.   Basis of presentation:

     The unaudited consolidated financial statements of Banyan Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2000 Form 10-KSB.

     In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at September 30, 2001 and the condensed consolidated results of operations and cash flows for the three and nine month periods ended, September 30, 2001 and 2000.

     Recently issued accounting pronouncements:

     In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 141 and SFAS No. 142 may have on its financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

2.   Related party transactions:

     During the nine months ended September 30, 2001, the Company received $233,750 in exchange for notes payable issued to two directors and officers and one other shareholder of the Company. The notes bear interest at 10% per annum and are due through March 2002. During the same period, $120,000 was repaid on two related party notes.

     In April 2001, the Company issued an aggregate of 475,000 shares of its Class A common stock, valued at $38,000, to three directors and the former president and chief executive officer of the Company in exchange for a $38,000 reduction in amounts owed to these individuals.

                            BANYAN CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                               (UNAUDITED)

3.   Other liabilities:

     In September 2000, the Company entered into an agreement with an unrelated entity under which the Company borrowed 50,000 shares of IWWH registered common stock, valued at the quoted market price at the date of receipt of $162,500. In exchange, under the terms of the agreement the Company agreed to return 50,000 shares IWWH registered common stock, plus 2,000 shares representing interest, for each month the borrowing is outstanding until January 31, 2001. The Company is assessed a penalty of 1,500 shares per month beginning February 1, 2001 until all of the registered shares have been returned. The Company has incurred a penalty of 12,000 shares from February through September 2001. In July, the Company reached a settlement for repayment of the 70,500 shares owed as of July 1, 2001. The Company paid $10,016 cash in lieu of shares, and is required to pay $5,000 cash in December 2001, and return 37,500 shares of IWWH stock in December 2001, which had a quoted market value of $8,250 as of September 30, 2001.

4.   Stock option plans:

     The Company has adopted two equity incentive stock option plans: the 2000 Equity Incentive Plan (the "2000 Equity Plan") and the 2001 Equity Incentive Plan (the "2001 Equity Plan"). The Company has reserved an aggregate of 2,000,000 shares of Class A common stock for issuance under the 2000 Equity Plan and 1,000,000 shares of Class A common stock for issuance under the 2001 Equity Plan.

     Under the 2000 Equity Plan, options to purchase the Company's Class A common stock may be granted through December 31, 2005 and under the 2001 Equity Plan, options to purchase the Company's Class A common stock may be granted through December 31, 2006. The authority to grant stock options under these plans and to determine the terms of each stock option granted rests with the board of directors or its designated committee. However, the exercise period for any stock option granted under these plans shall not exceed five years. As of September 30, 2001, no options have been granted under either plan.

5.   Stock transactions:

     In August 2001, the Company received $25,000 and issued 250,000 shares of its Class A common stock at $.10 per share, which was equal to the closing market price on the agreement date.

     In May 2001, the Company issued 2 million shares, at $.03 per share, which was equal to the closing market price on the agreement date, of its Class A common stock to purchase intellectual property consisting of Chiropractic USA, a development and consolidation plan for chiropractic clinics. The Company formed Chiropractic USA, Inc., a wholly owned subsidiary, to operate the development and consolidation plan.

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

                            BANYAN CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                               (UNAUDITED)

6.   Commitments and contingencies:

     In June 2001, the Company entered into two consulting agreements for services to be performed by the Chairman of the Board and another director of Chiropractic USA, Inc. through May 2004. The Company issued an aggregate of 600,000 shares, at $.14 per share, of its Class A common stock. At the date of commitment, the total compensation cost was calculated to be approximately $84,000, which is to be recognized over the three-year term of the agreements. In addition, the Company granted an aggregate of 2.4 million stock options to purchase the Company's Class A common stock at an exercise price of $.14 per share, which was equal to the closing market price on the grant date. The options vest at a rate of 33% per year over the term of the agreement.

     In May 2001, in connection with the Company's acquisition of Chiropractic USA, Inc., the Company appointed a new president and a new chief executive officer and entered into consulting agreements with these individuals for services to be performed subsequent to May 2001. In connection with the agreements the Company granted an aggregate of 1 million options to purchase the Company's Class A common stock at an exercise price of $.05 per share. The options vest upon satisfaction of various performance criteria. At the date of commitment, the total compensation cost was calculated to be approximately $30,000, which is to be recognized as the performance criteria are satisfied. As of September 30, 2001, no shares were vested.

     A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgements as they relate to the criminal charges, conviction and appeal of his conviction. During the nine months ended September 30, 2001 the Company incurred approximately $61,000 on behalf of the former president.

     In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount through September 30, 2001. In January 2001, the Company defaulted and a stipulated money judgement was filed with the court. The remaining amount due of approximately $122,500 is included in other accrued expenses and at September 30, 2001 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

7.   Major customers and business segments:

     During the nine months ended September 30, 2001, the Company's two largest customers accounted for approximately 57% and 20% of sales, all from the carrying case business. During the nine months ended September 30, 2000, one customer accounted for approximately 33% of sales, all from the carrying case business.

                            BANYAN CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                               (UNAUDITED)

7.   Major customers and business segments (continued):

     The Company operates in two business segments: computer carrying case manufacture and sales, and chiropractic clinics operation and franchising. As of and during the three and nine-month periods ended September 30, 2001 and 2000, the segment results were as follows:

     Three months ended September 30,
     --------------------------------

     2001:

                            Carrying Case   Chiropractic   Corporate    Total
                            -------------   ------------   ---------    -----

     Revenues                $  234,945                              $  234,945
     Segment income (loss)   $   87,848   $   (6,999)   $  (44,383)  $   36,466


     2000:

                            Carrying Case   Chiropractic   Corporate    Total
                            -------------   ------------   ---------    -----

     Revenues                $   99,728                              $   99,728
     Segment income (loss)   $  (67,038)                $  107,204   $   40,166

     Nine months ended September 30,
     -------------------------------

     2001:

                            Carrying Case   Chiropractic   Corporate    Total
                            -------------   ------------   ---------    -----

     Revenues                $  324,453                              $  324,453
     Segment loss            $ (105,898)  $  (11,332)   $ (562,678)  $ (679,908)


     2000:

                            Carrying Case   Chiropractic   Corporate    Total
                            -------------   ------------   ---------    -----

     Revenues                $  292,265                              $  292,265
     Segment loss            $ (427,906)                $ (264,657)  $ (692,563)

8.   Proposed business transaction:

     In September 2001, the Company, entered into an agreement with Advanced Health Center, Inc. of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for approximately $1 million. The agreement is subject to due diligence, which is currently being conducted by the Company. If the due diligence is satisfied, the transaction is expected close in the fourth quarter of 2001.

Item 2. Management Discussion and Analysis of Plan of Operation


The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.

The Nine Months Ending September 30, 2001 Compared to the Nine Months Ending September 30, 2000

Net sales for the nine-month period ended September 30, 2001 were $324,453, an increase of 11% over the same period in 2000. The increased sales are a result of recently initiated strategic sales and marketing programs utilizing manufacturing representatives, inside sales personnel and e-commerce.

Gross margin for the nine-month period ended September 30, 2001 was $184,995, an increase of 29% over the same period in 2000. The increase was primarily a result of more efficient purchasing techniques being utilized by DoubleCase.

Selling, general and administrative expenses decreased 29% or $215,915 in 2001 compared to the same nine month period in 2000. This decrease in operating expense is a result of the strategic operating cost reduction program initiated by the new management at DoubleCase.

Loss from operations before other income and expense for the nine-month period ended September 30, 2001 was $514,229 compared to $622,013 for the same period ended September 30, 2000. This 17% reduction is the consequence of the successful programs implemented by the new DoubleCase management, which increased sales and gross margin while decreasing operating expense.

The Three Months Ending June 30, 2001 Compared to the Three Months Ending June 30, 2000

Net sales for the three-month period ended September 30, 2001 were $234,945, an increase of 135% over the same three-month period in 2000. An order shipped to a major corporate customer accounted for 71% of the sales in the three-month period ended September 30, 2001. Although there is no assurance that the Company will experience similar single orders of comparable size, the corporate customer has expressed satisfaction with the Company's product and ability to ship "just-in-time" and has indicated future intent to use the Company's products.

Gross margin for the three-month period ended September 30, 2001 was $153,139, an increase of 500% for the same period ended September 30, 2000, which was $25,518. The major difference is due to a non-reoccurring inventory write down in the three-month period of 2000.

Selling, general and administrative expenses decreased 61% or $193,276 in 2001 compared to the same three-month period in 2000. This decrease in operating expense is a result of the strategic operating cost reduction program initiated by the new management at DoubleCase and includes the general reduction of operating costs resulting from the relocation of the DoubleCase facility from Colorado Springs, Colorado, to Alabaster, Alabama.

Income from operations before other income and expense for the nine-month period ended September 30, 2001 was $32,909 compared to a loss of $244,786 for the same period ended September 30, 2000. This change is the consequence of the successful programs implemented by the new DoubleCase management, which increased sales and gross margin while decreasing operating expenses.

Liquidity and Capital Resources

The Company's financial statements for the nine months ended September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2001, the Company reported a net loss of $687,334 and has a stockholders' deficit of $795,436 and has a working capital deficit of $875,184. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2000 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the first half of 2001, besides using receipts from normal operations, the Company was able to meet its financial obligations by borrowing monies from related parties, net of loan repayments, of $228,750; by issuing stock for $153,000 to satisfy accounts payable and for services, and by selling the common stock of IWWH (trading securities) for proceeds of approximately $196,000. During the three-month period ended September 30, 2001, the large corporate customer sale enabled the Company to reduce it debt to related parties by $115,000.

CHIROPRACTIC USA ("CUSA")

As Chiropractic USA, Inc. (CUSA) is still in start up phase, it has not produced any earnings as yet. However, in September 2001, the Company entered an agreement with Advanced Health Center, Inc. of Lake Charles, Louisiana to purchase their chiropractic clinics for $1 million. These clinics have revenues of approximately $2 million per year and net income of approximately $500,000 per year. In addition, the Company is to purchase the accounts receivable of the clinics at a significant discount. The agreement is subject to due diligence, which is currently being conducted by the Company. If the due diligence is satisfied, the transaction is expected close in the fourth quarter of 2001.

CUSA has been preparing its franchising model in the past quarter with the view of launching its franchise program in early 2002. Together, the revenues of the clinics, and the commencement of the franchising program should bring significant revenues into CUSA in the near term.

As indicated in the Company's most recent financial statements available herein, the Company continues to be cash flow negative. We are hopeful that the acquisition of the Louisiana clinics, together with the improved sales and lower costs at DoubleCase will put us into a positive cash flow position by early 2002. However, there can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal. If unable to close on the Louisiana clinics as planned, the Company intends to fund its capital requirements either by debt or equity funding. If the Company is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

The unaudited consolidated financial statements of Banyan Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2000 Form 10-KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at September 30, 2001 and the condensed consolidated results of operations and cash flows for the three and nine month periods ended, September 30, 2001 and 2000.

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

                                    Banyan Corporation
                                    (Registrant)


Date: November 19, 2001             By: /s/ Michael Gelmon
                                    -----------------------
                                    Michael Gelmon
                                    Chief Executive Officer