Form 10KSB
period 2001-12-31
BANYAN CORP /OR/
filed 2002-04-16
CIK 1086473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2001

                          Commission File Number 0-26065

                                 BANYAN CORPORATION
                         ------------------------------
              (Exact name of registrant as specified in Its charter)

             Oregon                                       84-1346327
   -------------------------------                   -------------------
   (State or other jurisdiction of                      (IRS Employer
    Incorporation or Organization)                    Identification No.)

         Suite 500, 1925 Century Park East, Los Angeles, CA     90067
        -----------------------------------------------------------------
            (Address of Principal Executive offices)         (Zip Code)


Registrant's telephone number, with area code: (800) 808-0899

            Securities registered pursuant to Section 12(b) of the Act:
                                     None

            Securities registered pursuant to Section 12(g) of the Act:
                    Common stock of $.001 par value per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

   Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX

State Issuer's Revenues for its most recent fiscal year. $409,425

Aggregate market value of the voting stock held by non-affiliates of registrant:
$401,581 as of March 11, 2002

Number of shares outstanding as of March 11, 2002: Class A Common 14,034,068
                       Class A preferred stock 187,190


   Documents incorporated by reference: Yes  No  XX
                                                -----

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," ANTICIPATE," "INTENT," "COULD," "ESTIMATE," "MIGHT," OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO ACQUISITIONS, GOVERNMENTAL REGULATION, MANAGING AND MAINTAINING GROWTH, THE OPERTIONS OF THE COMPANY AND ITS SUBSIDIARIES, VOLATILITY OF STOCK PRICE AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

In June 2001, the Company sold all of the common shares of TopListing.com to the former president of the Company in exchange for a reduction of $35,000 in notes payable to him.

In May 2001, the Company entered an agreement with Cory and Michael Gelmon for the purchase of the intellectual property and business plan for what would become Chiropractic USA, Inc., a wholly owned subsidiary of the Company, which was incorporated as a Colorado company. Chiropractic USA, Inc. has been established to roll out the franchising and acquisition of chiropractic clinics across the United States. The Company issued 2 million shares of its Class A common stock, valued at $60,000 ($0.03 per share, which was equal to the closing market price on the agreement date) as consideration for the intellectual property and business plan.

Also in May 2001, the Company entered into another agreement With Cory and Michael Gelmon to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (a Canadian corporation) and the intellectual property contained therein. While this transaction has not, as of December 31, 2001 closed, the business involves purchasing a series of existing franchise companies which have 75-150 stores each and rationalizing the businesses under one umbrella, thereby reaping various economies of scale. Pursuant to the agreement, the Company will issue 34,047,666 shares of Class A common stock, valued at $1,021,430 ($0.03 per share, which was the average price of the Company's Class A common stock just prior to the agreement date) as consideration for the acquisition of the shares of Franchise Support Network, Inc. The Company anticipates closing the transaction during the second quarter of 2002.

In May 2001, the Company entered into management agreements with Cory and Michael Gelmon to act as president and CEO, respectively, of the Company. Michael and Cory Gelmon were also appointed directors of the Company. Lawrence Stanley, the previous president and CEO resigned his positions and subsequently resigned as a director of the Company on October 1, 2001. Jeffrey Rhodes resigned as a director of the Company on April 27, 2001.

In June 2001, the Company settled its ongoing lawsuit with Inform Worldwide Holdings, Inc. A mutual release was exchanged between the companies with the lawsuits being withdrawn. In addition, as part of the settlement, Inform Worldwide Holdings, Inc. purchased a substantial portion of the Inform Worldwide Holdings, Inc. shares owned by the Company for $176,962.10.

MATERIAL CHANGES

In 2001, the Company issued 4,425,000 shares of its Class A common stock. There have been no repurchase, retirements, splits or dividends of the Company's Class A common stock during 2001. On December 31, 2001, there were 13,934,068 shares of the Company's Class A common stock and 187,190 shares of the Company's Class A preferred stock issued and outstanding.

EMPLOYEES

Banyan currently employs two part time employees. In addition, DoubleCase employs four full time employees at its Alabaster, Alabama location.

BUSINESS

Banyan Corporation is a publicly traded holding company focused on investing in and building a network of operating subsidiaries engaged in various businesses.

DOUBLECASE CORPORATION

DoubleCase Corporation, a wholly owned subsidiary of the Company, is involved in the design, manufacture and marketing of personal computer accessory products, most notably a line of hard-sided carrying cases for notebook computers and portable electronic devices.

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

DoubleCase cases range in size from the NB-1000 Series, which carries digital cameras and their accessories, all the way to the NB-5000 Series, which has storage room for the notebook computer, power supplies, extra batteries, and even a portable printer, as well as a folio for executive briefs and documents. DoubleCase cases are typically price competitive with other manufacturer's similarly configured and sized hard-sided and soft-sided offerings.

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

At the Company's facility in Alabaster, Alabama, final assembly, warehousing, shipping and all marketing and administrative functions occur. The Company has its carrying cases blow molded by third party molders in the United States then shipped to Alabaster. At the Alabaster facility, the final assembly consists of assembling the interior of the case with components (foam, file folders, partition panels, lid stays) purchased from third party suppliers who make these items specifically for DoubleCase. A single case can be assembled, packaged, warehoused or shipped in 0.25 man-hours.

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

The Company is focusing its marketing efforts in the following areas:

CONSUMER MARKET - DoubleCase is currently selling its products through the
---------------
computer distributor Ingram Micro who in turn resells the products to dealers who in turn sell to the end user, or consumer. Additionally, DoubleCase maintains a World Wide Web site (www.doublecase.com), which illustrates all of the DoubleCase's products and allows end-users to purchase DoubleCase products. Management has targeted several major U.S. computer retailers to offer DoubleCase products although none do so yet. Currently the consumer market, whether it is through "distribution/channel sales", company direct, or Internet sales, accounts for approximately 69.4% of the Company's sales.

GOVERNMENT/INSTITUTIONAL MARKET - DoubleCase is rapidly becoming a major
-------------------------------
supplier of protective carrying cases to various federal, state and local government agencies, as well as Fortune 500 companies. DoubleCase products are currently listed by two DoubleCase government resellers on the GSA Schedule, which streamlines the purchasing process by having DoubleCase products "pricing approved" so that the government agency does not have to acquire several bids before purchasing. DoubleCase products are also approved for government VISA authorization, which helps expedite government sales. This market segment currently accounts for approximately 17.4% of the company's sales.

DISTRIBUTION/CHANNEL SALES - Channel Sales are the primary method used by
--------------------------
manufacturers to get their products to market. The "channel" begins with the manufacturer and ultimately end with the consumer. Typically, the manufacturer will sell its product to a distributor, which in turn sells the product to resellers, dealers and value added resellers (VARs) who then sell it to the end consumer. Most resellers, dealers and VARs prefer this method because it eliminates their need to coordinate inventory purchases from hundreds, if not thousands, of individual manufacturers; in essence, the distributor is a "shopping mall" for most resellers, dealers and VARs. DoubleCase is working on increasing the number of distributors from one, Ingram Micro (NYSE: IM), to carry its products in order to expand its channel sales presence.

ORIGINAL EQUIPMENT MANUFACTURERS (OEM's) - DoubleCase is continuing its attempts
----------------------------------------
to become an OEM supplier, which would allow DoubleCase products to be sold as standard or optional equipment on new notebook computer purchases. To date, OEMs account for less that 5% of the Company's sales.

INTERNET SALES - DoubleCase sells via its own site, www.doublecase.com.
--------------
DoubleCase is building a strong internet retail presence. The Company believes that internet storefronts will become a significant source of future revenues.

INTERNATIONAL SALES - Although DoubleCase has concentrated its marketing efforts
-------------------
primarily on the United States, where nearly half of all notebook computers are purchased; it has also pursued opportunities to establish international sales. Currently, DoubleCase products are sold through international dealers in France, Canada and England. DoubleCase intends to continue pursuing growth opportunities in these markets. In 2001, international sales accounted for approximately 2% of the Company's sales.

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

The only direct competition DoubleCase has encountered to date for its hard-sided cases is from Samsonite, which offers only two models of its own hard-side carrying case, and Zero Haliburton, which does not market its products through normal retail channels and tends to have significantly higher suggested retail prices. Targus, a large provider of soft-side carrying cases as recently offered one of its soft side bags in a hard shell design. It is too soon to tell what acceptance this new Targus hard shell case will have in the market. What impact this will have on DoubleCase's marketing and sales efforts is unknown at this time. With little direct competition from hard-side case manufacturers to date, DoubleCase intends to focus its competitive efforts on emphasizing that the DoubleCase designs provide superior protection at affordable prices.

The soft-side carrying case market is primarily dominated by two manufacturers:
Targus and Kensington Microware.

Targus designs and manufactures soft-sided carrying cases for notebook computers. Targus has recently introduced the "Hard Shell Universal Bag" which is a hard-shell design of the Targus soft-sided "Universal Bag". Their literature represents that it is not available in retail stores although it is offered for sale on their web site and also on the Dell computer web site. It is too soon to evaluate market acceptance of the "Hard Shell Universal Bag" although Targus is well established and is believed to have significant financial resources available for marketing.

Kensington Microware is a wholly owned subsidiary of ACCO World, the large office supply company based in San Mateo, California, and manufactures a wide variety of computer accessory products, including a line of soft-sided cases for notebook computers.

By targeting the soft-sided carrying case market, DoubleCase will be competing against well-established companies that have significantly greater financial and personnel resources than the Company. Management will focus competitive efforts on emphasizing the superior protection offered by and affordability of the DoubleCase product line and continue furthering efforts to get DoubleCase products into the all appropriate retail markets.

CHIROPRACTIC USA, INC.

In May, 2001 the Company acquired intellectual property consisting of Chiropractic USA, a development and consolidation plan for chiropractic clinics. Chiropractic USA, Inc. ("CUSA") was incorporated in Colorado in May 2001 to operate the plan. CUSA is currently based in Los Angeles, California, to create the first national brand of chiropractic clinics in the United States. The chiropractic market has not experienced consolidation or branded cohesion of any kind on a national scale. Corporately owned or franchised clinics will operate pursuant to a uniform business and operating format under the CUSA corporate identity banner, and will enjoy access to the major insurers as approved practitioners. Tremendous economies of scale exist for CUSA clinics including comprehensive marketing and advertising, strengthened purchasing power, availability of malpractice insurance under the corporate banner, and efficient back office and account functions, thereby creating a competitive edge in the marketplace.

CUSA's franchise strategies will establish and grow its chain of clinics in this fragmented industry. Currently there are almost 80,000 licensed practitioners, and the industry is increasing every year with approximately 3,000 new graduates. Combined, these practitioners are available to treat the ever-growing base of patients seeking competent chiropractic care. The opportunity for consolidation, which exists in the market, combined with CUSA's management team, its vast expertise in franchising, marketing, finance, law, real estate, and chiropractic practice, provides for a compelling business opportunity.

The future of chiropractic has enormous potential given its wide acceptance and an increasingly aging population within the U.S. There were twenty-one million Americans that visited a chiropractor last year, and the cost for low back pain treatment is estimated to be $50 Billion annually. Continued population growth, advanced chiropractic treatments, increased health care, and greater health consciousness all assure the chiropractic industry a future of expanding service. These factors, combined with the absence of a national branded chain, have created a void in the marketplace and a significant opportunity for CUSA.

In addition to CUSA's management team, which is conversant in both chiropractic care and franchising, Dr. Terry Yochum, an illustrious member of the chiropractic community, is the Chairman of the Advisory Board of CUSA. His textbook, "Essentials of Skeletal Radiology" is a required text at every chiropractic college in the world and is used as a reference source at over one hundred medical schools. He is currently Director of the Rocky Mountain Chiropractic Radiological Center in Denver, Colorado as well as an instructor in Skeletal Radiology at the University of Colorado School of Medicine in Denver.

While the main focus of CUSA is franchising chiropractic clinics, it is important to own some of its own operations. Additional acquisitions will be reviewed on an ongoing basis with a view of acquiring cash flowing assets if a reasonable purchase price can be achieved.

Growth and Development

The Company has developed a template for each of its clinic locations. The Company will grow its business utilizing the following development strategies:

* Clinic Acquisitions. The Company will acquire small chains or stand-alone clinics. These clinics will be re-branded under the CUSA marks, logos, banners, operating systems, and uniform operating format.
* Partnership Development. Build clinics for graduating Chiropractors and establish partnership arrangements, whereby the clinic ultimately becomes wholly owned by the Chiropractor in a franchise arrangement with CUSA.
* Franchised Clinics. Two types: (i) conversions of established clinics to the Company's brand and (ii) new franchisees.
* Area Developers ("AD"). Each AD will be awarded an exclusive territory in which to develop CUSA locations. AD focus will be to find new franchisees as well as convert existing practitioners to CUSA brand.

Benefits for Franchisees

CUSA will offers the following advantages to its franchisees:

* Recognized national brand with uniform logo, clinic design, and operating systems.
* Centralized accounting, marketing, billing, collections, and interface with insurers.
* Economies of scale relative to national and regional marketing and advertising programs.
* Franchised clinics allow the Doctor to focus on patients, while the Company focuses on business administration.
*   Preferential financing packages for start up practitioners.
* CUSA practitioners will be on the approved list of major insurance carriers. Practitioners must meet the highest level of industry standards for inclusion as CUSA doctor.

Current Status

While CUSA intends to grow rapidly by way of utilizing its franchise model, it has commenced operations by entering an agreement on September 6th, 2001 with Advanced Health Center, Inc. of Lake Charles, Louisiana to purchase three (3) of its chiropractic clinics. All three facilities are well established with thriving practices and are fully equipped with an array of state-of-the-art chiropractic equipment. On a consolidated basis, the three clinics grossed approximately $2,000,000 in revenues annually with corresponding net income of $500,000. In addition, the purchase agreement calls for the acquisition of approximately $500,000 worth of bona fide accounts receivables. This transaction is slated to close during the second quarter of 2002. The cash flow that these clinics will provide will allow the roll out of the franchise model to commence without undertaking any debt for the program launch. Currently, CUSA is in negotiations with various potential Area Developers for the franchise rollout. We anticipate closing some of these agreements by the end of the second Quarter of 2002. In addition, CUSA is conducting various other negotiations and reviews of other opportunities for further acquisitions.

FRANCHISE SUPPORT NETWORK, INC.

Franchise Support Network, Inc. ("FSN") was established to exploit opportunities that become available in franchised companies by acquiring the company, or their royalty streams and consolidating with other similar companies that have been acquired by FSN. In this way, royalty streams are acquired while at the same time costs can be reduced due to the various franchise groups operating under the same banner and thereby rationalizing costs across all systems. In this way, assets will have a greater value than the amount paid for them, as the corresponding costs of operations are reduced. In essence, this allows for the acquisition of undervalued assets together with existing royalty streams being consolidated under one roof. While the Company has agreed to purchase FSN, the closing will is not expected to occur until the second quarter of 2002.

Item 2. DESCRIPTION OF PROPERTY

The Company, and its wholly-owned subsidiary CUSA share office space in Los Angeles, California at 1925 Century Park East, Suite 500 under an office sharing arrangement for approximately $250 per month. In addition, the Company pays Michael and Cory Gelmon $500 per month each to defray the costs of their office space in Calgary, Alberta. Additionally, DoubleCase leases approximately 6,000 square feet of office and warehouse space in Alabaster, Alabama at 185 Regency Park. The lease payments for this space are $2,500 per month through June 2004.

Item 3. LEGAL PROCEEDINGS

In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. At December 31, 2001, the remaining amount due is approximately $125,000 and interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2001.

Part II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock was quoted on the pink sheets under the symbol "BANY." On March 6th, 2002 the Company commenced trading on the OTC BB under the symbol "BANY".

The following table sets forth the high and low bid prices as reported by the National Association of securities Dealers (NASD) for the periods ending
December 31, 2001 and prior. These quotations reflect   inter-dealer
prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of April 11, 2002 there were exactly 389 shareholders of Class A common stock and 18 shareholders of the non-trading Class A preferred stock.

                     High       Low
                     ----       ----
2001
----
Fourth Quarter       0.07       0.03
Third Quarter        0.13       0.04
Second Quarter       0.16       0.02
First Quarter        0.08       0.03

2000
----
Fourth Quarter       0.09       0.04
Third Quarter        0.09       0.05
Second Quarter       0.21       0.06
First Quarter        0.36       0.07

(b) As of December 31, 2001, there were approximately 400 holders of the Company's Common Stock.

(c) No dividends were paid during the year ended December 31, 2001.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation:

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

      *   impairment of long-lived assets
      *   stock based compensation
      *   legal contingencies

Impairment of long-lived assets

Our current policy for measuring impairment is based upon an analysis of undiscounted cash flows, which did not result in an indicated impairment at December 31, 2001. We will continue to analyze if there is any impairment on a quarterly basis or more frequently if certain events or changes occur that might indicate that the carrying values of long-live assets may be impaired.

Stock based compensation

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

Legal Contingencies

We are currently involved in certain legal proceedings. As discussed in Note 13 of our consolidated financial statements, as of December 31, 2001, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, of the effectiveness of our strategies, related to these proceedings.

We have chosen a policy to account for stock based compensation costs granted to employees as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following information should be read in conjunction with the audited consolidated financial statements included herein which are prepared in accordance with accounting principles generally accepted in the United States of America.

The independent auditors' report on the Company's consolidated financial statements as of and for the year ended December 31, 2001 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

The Year Ended December 31, 2001 compared to the year ended December 31, 2000:

Net sales for the year ended December 31, 2001 were $409,425, an increase of 23% over the year ended December 31, 2000. The increase in sales was the result of increased marketing efforts, stronger relationships with major accounts and the hiring of an independent sales force. Sales include a $162,000 sale to Gateway Computers during the third quarter of 2001.

Gross margins increased from 45% for the year ended December 31, 2000 to 57% for the year ended December 31, 2001. The margin increase was primarily caused by an increase in prices of certain items and decreases in raw materials costs from various suppliers. Selling, general and administrative expenses decreased from $1,053,900 in 2000 to $1,046,249 in 2001. The overall decrease in these expenses was the result of the Company's subsidiary relocation during the second quarter of 2001. With the relocation, salary expenses decreased from approximately $287,000 in 2000 to $176,000 in 2001. Marketing expenses rose from approximately $58,700 in 2000 to approximately $59,700 in 2001 and rent increased from approximately $35,000 in 2000 to $35,500 in 2001.

Other expenses, net of other income, for the year ended December 31, 2001 totaled $199,709 compared to $895,745 for the year ended December 31, 2000. The reduction was due primarily to the difference in the unrealized loss on trading securities.

In June 2001, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, TopListing.com Corporation to the Company's former chief executive officer. The sale resulted in a gain on the sale of the subsidiary of $159,078, which was offset by losses from operations of the discontinued subsidiary of $117,879. For the year ended December 31, 2000 losses from operations of the discontinued subsidiary were $376,966.

As a result of the decrease in unrealized losses on trading securities and the disposition of the subsidiary, the Company's net loss of $970,409 for the year ended December 31, 2001 was $1,269,257 less than the net loss of $2,239,666 for the previous year.

Liquidity and Capital Resources

At the end of June 2001, Banyan settled the outstanding lawsuit with Inform Worldwide Holdings, Inc. ("IWWH") whereby certain contractual obligations to convert preferred stock held by Banyan into "freely trading" common stock did not proceed as anticipated. As part of the settlement, Banyan sold a substantial portion of its IWWH stock to IWWH for $176,972.

During 2001, the Company's wholly-owned subsidiary, DoubleCase Corporation was able to meet most of its financial needs by cutting costs and cash inflow from Banyan during the first two quarters of 2001. During the second half of 2001, DoubleCase was able to meet its financial needs through self-generated cash flows. Due to the positive third quarter sales, DoubleCase was able to repay approximately $115,000 in advances by Banyan who, in turn, was able to repay related party loans totaling approximately $115,000. Because of the collection efforts, trade accounts receivable decreased from approximately $65,000 in 2000 to approximately $23,000 in 2001. Inventories decreased during the year by approximately $75,500, while accounts payable and other accrued expenses increased approximately $197,000, primarily because of increased sales and increased materials purchases, accrued interest and accrued wages.

During the year 2001, DoubleCase operated with a negative cash flow. There can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal. At the current time the Company intends to fund its capital requirements through normal operating cash flows with increased sales.

As the Company completes the development of new computer carrying case designs sales are expected to continue to improve. Through improved sales, coupled with lower cost for new products, the Company will reduce its dependence on Banyan for financial support.

With the improved situation at DoubleCase and the expected closing by Chiropractic USA, Inc. of the purchase of Advanced Health Centers Inc., in Louisiana, immediate improvement to top and bottom line earnings to the Company should be seen. With the sale of the cash flow negative company Toplisting.com Corporation; the settlement of the IWWH lawsuit, together with the re-listing of the Company on the OTC BB, the immediate outlook for Banyan Corporation is positive. The expectations of Chiropractic USA, Inc. to provide significant cash flow, from both its corporate clinic and franchise operations will allow for the shoring up of operations at DoubleCase and the conclusion of the Franchise Support Network acquisition.

OTHER ISSUES

In June 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards ("SFAS") N0. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets.

SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 142 in the first quarter of 2002 and will perform the first required impairment tests of goodwill under SFAS No. 142. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows, which did not result in an indicated impairment as December 31, 2001. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment based upon the fair value of the reporting units. The Company has not yet determined what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

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

In 2001 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative financial instruments, including derivative instruments embedded in other contracts, and for hedging activities. This statement had no impact on the Company's consolidated financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB No. 101 did not impact the Company's consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of January 14, 2001, the Company retained the public accounting firm of Gelfond Hochstadt Pangburn, P.C. ('Gelfond'), whose principal business address is 1600 Broadway, Suite 2500, Denver Colorado 80202, to perform year end audit services and to advise it with regards to the preparation and review of interim financial statements.

The Company had not previously consulted with Gelfond on any matters, and hired Gelfond because the Company's board of directors felt that the Company's business had grown to the point where it would be beneficial to hire an accounting firm of Gelfond's size and quality.

Part III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
        REGISTRANT

Name                  Age       Position
-----                 ---       ---------
Lloyd K. Parrish Jr.  64        Director
Michael J. Gelmon     37        Chief Executive Officer, Director
Cory H. Gelmon        42        President, Director
Bruce Leithead        38        President, DoubleCase Corporation


The board of directors of the Company is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the board of directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each director and executive officer of the Company. There is no family relationship between any director or executive officer of the Company other than Cory and Michael Gelmon, who are brothers.

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

CORY GELMON, is currently president and a director of Banyan Corporation. Previously Mr. Gelmon was a founding shareholder, director, as well as chief operating officer and general counsel of Domino's Pizza of Canada Ltd., the Dominos Pizza Master Franchisor in Canada. Mr. Gelmon was largely responsible for growing the Domino's chain to 200 stores located in every region of Canada, with system wide sales of approximately CAD $80,000,000 per annum. While running Domino's, Mr. Gelmon oversaw the computerization of all the stores in the system, creation of new store designs as well as the introduction of various new products. In addition, the director of marketing reported directly to Mr. Gelmon while introducing innovative and very successful new marketing programs on a national, regional as well as on a local store basis. Mr. Gelmon has been a consultant for Proteus Capital Corp., a Mutual Fund specializing in the Inter-Bank Foreign Exchange markets. Additionally, Mr. Gelmon was director of finance of Talisman Asset Management Limited, London England, a Securities and Futures Authority authorized company in the United Kingdom. Mr. Gelmon started his career as a corporate/commercial and franchise lawyer. Mr. Gelmon is a member in good standing with The Law Society of Alberta. He received his Bachelor of Laws (LL.B.) with Honors from the University of London (England) in 1987, and a Bachelor of Arts (B.A.) from the University of Calgary (Canada) in 1984.

MICHAEL GELMON, is currently Chief Executive Officer and a Director of Banyan Corporation. Previously Mr. Gelmon was a founding shareholder, Director, as well as Head of Acquisitions and Real Estate for Domino's Pizza of Canada Ltd., the Dominos Pizza Master Franchisor in Canada. Michael Gelmon was an integral part of the team that was responsible for growing the Domino's chain to 200 stores located in every region of Canada, with system wide sales of approximately CAD $80,000,000 per annum. Mr. Gelmon's past experience includes consulting for Proteus Capital Corp., a Mutual Fund specializing in the Inter-Bank Foreign Exchange markets. Previously, Michael Gelmon was a founding partner in Gelmon Brothers, a lease consulting and commercial property development Partnership. Mr. Gelmon started his career practicing Real Estate law and is still a member in good standing with The Law Society of Alberta. He received his Bachelor of Laws (LL.B.) with Honours from the University of London (England) in 1988, and a Bachelor of Arts (B.A.) from the University of Calgary (Canada) in 1988.

William Bruce Leithead

During July of 2001, Bruce Leithead was promoted to President of DoubleCase Corporation, a wholly owned subsidiary of Banyan. Bruce served as Vice President of Sales and Marketing for DoubleCase since April of 2000. Prior to his DoubleCase experience, Bruce worked for Adidas as a National Strategic Account Manager. His segment accounted for sales in excess of thirty five million during his last year with the Portland Oregon Corporation. Prior to his eight years at Adidas, Bruce served as the Director of sales and marketing for Architectural Metal Furniture Company located in Nashville Tennessee.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the year ended December 31, 2001, to the Company's chief executive officer, president and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2001 and no bonuses were awarded during fiscal 2000.

                                               Annual Compensation                 Awards             Payouts
                                         ------------------------------  -------------------------  -----------
                                                                  Other                                            All
                                                                  Annual    Restricted   Securities               Other
                                                                 compen-       Stock     Underlying      LTIP     Compen-
                                                                  sation     Award(s)    Options/SAR   Payouts    sation
Name and Principal Position     Year    Salary ($)    Bonus ($)    ($)         ($)          (#)         ($)         ($)
---------------------------     ----    ----------    ---------  --------  -----------  ------------  ---------  ---------
Michael Gelmon                 2001     60,000                                           500,000
  Chief Executive Officer
  and Director

Lawrence Stanley (former       2001      4,623                            4,000(1)
  Chief Executive Officer,     2000     69,359                                           400,000
  Secretary and Director)      1999      6,000

Cameron Yost (former           2001                                                                               75,000(2)
  Chief Executive Officer,     2000     31,850                                           300,000                 210,000(2)
  President and Director       1999    109,000                                                                    49,400(2)

(1) Mr. Stanley was awarded 50,000 shares of restricted stock valued at $0.08 per share, which was equal to the market value of the shares on the agreement date.
(2) Includes amounts spent on Mr. Yost's legal defense to Roger Fidler, Esq. and Rober Simels, Esq.

EMPLOYMENT, CONSULTING AND MANAGEMENT AGREEMENTS

The Company currently has management agreements in place with Cory Gelmon, Michael Gelmon, and Bruce Leithead, the president of DoubleCase Corporation.

The terms of the management agreements with Cory and Michael Gelmon pay each party the amount of $60,000 per annum for no more than 50% of their business time, and $500 each per month to defray the costs of their office expenses in Calgary, Alberta. In addition each party was granted 500,000 options, exercisable at $0.05 provided certain growth targets are met. At December 31, 2001, the performance criteria had not been met.

The terms of the agreement with Mr. Leithead, call for annual salary of $90,000 and a 6% commission on net sales up to an annual limit of $110,000; a bonus of 5% on annual net profit, as defined; and the issuance of shares of the Company's Class A common stock if certain annual net sales goals are met. During the year ended December 31, 2001, the sales goals were not met. If the subsidiary has net sales of $500,000 or more for 2002, the president is entitled to receive 300,000 shares of the Company's Class A common stock. Additionally, the Agreement granted options to purchase the Company's common stock for $0.05 per share, which was less than the market value at the date of commitment. The options vest at 100,000 on December 31, 2002 and 100,000 on December 31, 2003. The total compensation cost was calculated to be approximately $4,000, which is to be recognized over the vesting period. Upon execution of the contract, the Company issued 400,000 shares of its Class A common stock, at $0.07 per share, which was equal to the closing market price on the issue date. In addition, Chiropractic USA, Inc., a wholly owned subsidiary of the Company, has entered into a Consulting Agreement with Dr. Terry Yochum, a leading authority worldwide in Chiropractic radiology. Dr. Yochum will receive a stipend of up to $24,000 per annum, together with further payment for specific consulting to be provided. In addition, Dr. Yochum has been granted 300,000 Section 144 shares, together with 960,000 options at $0.14.

Chiropractic USA, Inc. has also entered into consulting agreements with Dr. Terry Yochum and Dr. Jeffrey Schacter, who will be compensated based on consulting provided. Drs. Yochum and Schacter were each issued 300,000 unregistered shares of the Company's Class A common stock, and granted 960,000 and 1,200,000 options to purchase the Company's Class A common stock at $0.14 per share.

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

Stock options granted under the 1996 Plan vest at a rate of 20% per year and are exercisable up to 10 years from the date of grant at 95% of the fair value of the Class A common stock on the date of grant. If the option holder owns 10% or more of the Company's Class A common stock, the options are exercisable over 5 years from the date of grant.

Stock options granted under the 2000 Plan vest at a rate of 34% in the first year and 33% per year for the next two years and are exercisable up to 5 years from the date of grant at the fair value of the Class A common stock on the date of grant.

In addition, the Board of Directors may, at its sole discretion, from time to time, issue options, which are not subject to either the 1996 Plan or the 2000 Plan.

Option Grants in Last Fiscal Year

The following table sets forth grants of stock options granted during the year ended December 31, 2001 to the Named Officers who are listed in the Summary Compensation Table above. Such options were not granted pursuant to any of the Company's stock option plans:

                                    Number of
                                    Securities          Percent
                                    Underlying          of Total         Exercise
                                    Options/            Options/SARs     or
                                    SARs                Granted to       Base
                                    Granted             Employees in     Price     Expiration
     Name                             (#)               Fiscal Year(1)   ($/Sh)    Date
     ----                           ------------        --------------   -----     ----
Michael Gelmon,                      500,000              14.8           0.05      05/07/06
Chief Executive Officer
and Director

(1) Represents all options granted to individual during 2001 as a percentage of all options granted to employees during 2001.

Option Exercises and Year-End Values

The following table sets forth information with respect to options to purchase the Company's common stock granted under the Company's stock option plans to the Named Officers who are listed in the Summary Compensation Table above, including
(i) the number of shares of common stock purchased upon exercise of options in the fiscal year ended December 31, 2001; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 2001; and (iv) the value of such unexercised options at December 31, 2001:

                                                                     Number of
                                                                     Securities         Value of
                                                                     Underlying         Unexercised
                                                                     Unexercised        In-the-Money
                               Shares                                Options/SARs       Options/SARs
                            Acquired on                              at FY-end (#)      at FY-end ($)
                              Exercise                               Exercisable/       Exercisable/
Name                            (#)          Value Realized ($)      Unexercisable      Unexercisable
------                      ------------     ------------------      -------------      -------------
Michael Gelmon                                                       -0- / 500,000      -0- / $25,000
Chief Executive Officer
and Director

Cameron Yost                                                         300,000 / -0-      -0- /  -0-
(Former Chief Executive Officer
President and Director)

Lawrence Stanley                                                     400,000 / -0-      -0- /  -0-
(Former Chief Executive Officer
Secretary and Director)

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2001, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.


                                                 Shares Beneficially Owned
                                                 -------------------------
                                                                Percentage
Directors and Executive Officers                 Shares Held     Owned (1)
--------------------------------                 -----------     ---------

Lloyd K. Parrish, Jr.                              1,209,105         8.7%
110 S Main Street, Suite 510
Wichita, Kansas, 67202

Cory Gelmon                                        1,000,000         7.2%
3019 Roxboro Glen Road S.W.
Calgary, Alberta, Canada T2S 1T9

Michael Gelmon                                     1,000,000         7.2%
7008 Kootenay Street S.W.
Calgary, Alberta, Canada T2V 2M3

Bruce Leithead                                       500,000(2)      3.6%
1025 Forrest Meadows Drive
Birmingham, Alabama  35242

All current directors and executive                3,709,105        26.6%
officers as a group (4 persons)


Five Percent Shareholders
-------------------------

Cameron Yost                                         919,069(3)      6.6%
4871 Iron Horse Trail
Colorado Springs, Colorado 80917

Allan Hillberg                                       801,667(4)      5.8%
33 E. Merrick Road, Suite 6
Valley Stream, New York 11580

Terry Yochum                                       1,260,000(5)      9.0%
7500 Wadsworth Blvd.
Arvada, Colorado 80003

Jeffrey Schacter                                   1,500,000(6)     10.8%
131 9th Ave SW, Suite 102
Calgary, Alberta, Canada T2P 1K1

Ann L. Gee                                           508,587         3.6%
110 Main Street, Suite 510
Wichita, Kansas 67202



(1) Based on 13,936,068 shares.
(2) Includes stock options to purchase 100,000 common shares.
(3) Includes stock options to purchase 300,000 common shares.
    Also includes 606,000 shares owed by Anderson Thompson Corporation, in which Mr. Yost is a principal.
(4) Includes stock options to purchase 235,000 common shares.
(5) Includes stock options to purchase 960,000 common shares.
(6) Includes stock options to purchase 1,200,000 common shares.
(7) Ann L. Gee is the sister Lloyd K. Parrish, Jr. a director.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

The Company entered an agreement with Cory and Michael Gelmon in May 2001 for the purchase of the intellectual property which is the business plan and the basis of Chiropractic USA, Inc. The purchase price was 2,000,000 shares of the Company's Class A common stock, valued at $60,000 ($0.03 per share).

The Company has also entered into an agreement in May 2001 with Cory and Michael Gelmon to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. together with all intellectual property therein contained. The purchase price per the agreement is 34,047,666 shares of the Company's Class A common stock, valued at $1,021,430 ($0.03 per share). The Company anticipates closing the transaction during the second quarter of 2002.

During 2001, Lloyd Parrish loaned the Company and its subsidiaries an aggregate of $63,200 at 10% per annum and was repaid $25,000. In 2000, the Company re-paid a loan made to the Company by Mr. Parish(included in the liabilities of the TopListing.com Corporation sale was $20,000 owed to Mr. Parish). The loan was made in October, 1999, and bore interest at a rate of 10% per annum. Additionally, DoubleCase Corporation is indebted to Mr. Parrish in the amount of $56,587. This note bear interest at the rate of 10% per annum and is secured by furniture, equipment, inventory and accounts receivable of DoubleCase, originally due April 1, 2001.

Banyan Corporation is indebted to Mr. Stanley in the amount of $55,550. This obligation is represented by two note bearing interest at 10% per annum, and due in November and December 2001, respectively. The notes are currently in default. During 2001 Mr. Stanley loaned the Company $100,000 on a short-term basis and was repaid $69,450. Additionally, the Company sold all of the issued and outstanding shares of TopListing.com Corporation in consideration of a reduction of $35,000 in notes payable to him(included in the liabilities of the TopListing.com Corporation sale was $6,000 owed to Mr. Stanley). During
2000 Mr. Stanley loaned the Company $67,000 and was repaid $1,000.

During 2001, a family member of a major stockholder loaned the Company $65,000 at 12% per annum. In 2000, the family member loaned the Company $50,000 at 12% per annum. At December 31, 2001 the Company is indebted to the family member in the amount of $115,000. The notes are unsecured and currently in default.

At December 31, 2001 and 2000, the Company was indebted to Mr. Alan Hillsberg, a director of the Company's former wholly-owned subsidiary TopListing.com Corporation in the amounts of $72,000 and $80,000, respectively. This obligation is represented by a promissory note bearing interest at 8% per annum, due March 2003, with principal payments of $4,000 due monthly. During 2001 accrued interest of $12,000 was capitalized to the note and the Company made a $20,000 principal payment. The Company used the initial proceeds of this note for the purchase of TopListing.com Corporation.

At December 31, 2001 and 2000, DoubleCase was indebted to a former stockholder for $38,647. This obligation is unsecured and bears interest at rate of 12% per annum, originally due on April 1, 2000. The note is currently in default.

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

Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(3)

       2.1 Plan of acquisition of Chiropractic USA, development and consolidation plan (1)
       2.2   Plan of acquisition of Franchise Support Network, Inc. (1)
       2.3   Plan of acquisition of Advanced Health Care Center, Inc. (2)

(1) Incorporated by reference from the Registrant's Report on Form 8-K No.000-26065 filed with the Securities and exchange Commission on June 7, 2001.

(2) Incorporated by reference from the Registrant's Report on Form 8-K No.000-26065 filed with the Securities and exchange Commission on September 28, 2001.

(b) Forms 8-K

    On September 28, 2001, the Registrant filed a report on Form 8-K relating to Item 2.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: April 15, 2002                      By: /s/ Michael J. Gelmon
                                             --------------------------
                                             Michael J. Gelmon
                                             Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


DATE: April 15, 2002                      By: /s/ Cory Gelmon
                                             --------------------------
                                             Cory Gelmon
                                             President
                                             Director


DATE: April 15, 2002                      By: /s/ Lloyd K. Parrish Jr.
                                             --------------------------
                                             Lloyd K. Parrish Jr.
                                             Director


DATE: April 15, 2002                      By: /s/Michael J. Gelmon
                                             --------------------------
                                             Michael Gelmon
                                             Chief Executive Officer
                                             Director

                              TABLE OF CONTENTS


Independent auditors' report                                                F-1

Consolidated financial statements:

    Consolidated balance sheet                                              F-2

    Consolidated statements of operations                                   F-3

    Consolidated statements of stockholders' equity (deficit)               F-4

    Consolidated statements of cash flows                             F-5 - F-6

    Notes to consolidated financial statements                        F-7 - F-20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Banyan Corporation

We have audited the accompanying consolidated balance sheet of Banyan Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Corporation and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a net loss of $970,409 during the year ended December 31, 2001 and has a stockholders' deficit and working capital deficiency of $1,030,012 and $1,096,653, respectively, at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 9, 2002

                               BANYAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                       ASSETS

Current assets
   Cash and cash equivalents                                        $     1,107
   Accounts receivable                                                   23,425
   Trading securities (Note 10 and 13)                                   48,650
   Inventories                                                           50,843
                                                                    -----------
        Total current assets                                            124,025
                                                                    -----------

Furniture, fixtures and equipment, net (Note 5)                           5,125
                                                                    -----------

Goodwill (Note 2)                                                        52,000
Other assets, net (Note 6)                                                9,516
                                                                    -----------

                                                                    $   190,666
                                                                    ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                 $   268,580
   Accrued salaries and related expenses                                 95,211
   Accrued interest                                                     280,294
   Accrued other expenses (Note 13)                                     125,121
   Other liabilities (Note 10)                                           22,250
   Notes payable (Note 9):
     Related parties                                                    388,337
     Others                                                              40,885
                                                                    -----------
        Total liabilities, all current                                1,220,678
                                                                    -----------

Commitments and contingencies (Notes 7, 10, 11 and 13)

Stockholders' deficit (Note 11)
   Preferred stock; no par value; 10,000,000 shares authorized:
    Class A convertible preferred stock; 500,000 shares authorized;
      187,190 shares issued and outstanding; liquidation preference
      $514,773                                                          334,906
    Class B preferred stock; 500,000 shares authorized; none
      issued and outstanding
    Common stock; no par value; 60,000,000 shares authorized:
      Class A; 50,000,000 shares authorized; 13,934,068 shares
       issued and outstanding                                         3,602,436
      Class B; 10,000,000 shares authorized; none
       issued and outstanding
    Deferred compensation costs (Note 13)                               (67,669)
    Common stock to be issued                                             3,500
    Accumulated deficit                                              (4,903,185)
                                                                    -----------
        Total stockholders' deficit                                  (1,030,012)
                                                                    -----------

                                                                    $   190,666
                                                                    ===========

      The accompanying notes are an integral part of the consolidated financial statements.

                               BANYAN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                       2001            2000
                                                   ------------    ------------

Sales, net                                         $    409,425    $    332,110
Cost of sales                                           175,075         182,469
                                                   ------------    ------------

Gross profit                                            234,350         149,641

Selling, general and administrative expenses          1,046,249       1,053,900
Impairment losses (Note 2)                                               62,696
                                                   ------------    ------------

                                                      1,046,249       1,116,596
                                                   ------------    ------------

Loss from operations                                   (811,899)       (966,955)

Other income (expense)
   Interest income                                                       74,167
   Interest expense:
    Related parties                                     (43,597)        (30,294)
    Other                                                (5,376)         (4,883)
   Unrealized loss on trading securities               (161,220)     (1,130,475)
   Gain on investment borrowing (Note 10)                10,484         120,740
   Recovery of note receivable from equity investee                      75,000
                                                   ------------    ------------

Loss from continuing operations                      (1,011,608)     (1,862,700)

Discontinued operations (Note 3)
   Loss from operations of discontinued
    subsidiary                                         (117,879)       (376,966)
   Gain on disposal of subsidiary                       159,078
                                                   ------------    ------------

                                                         41,199        (376,966)
                                                   ------------    ------------

Net loss                                           $   (970,409)   $ (2,239,666)
                                                   ============    ============

Loss from continuing operations per common share:

   Basic and diluted                               $      (0.09)   $      (0.18)
                                                   ============    ============

Net loss per common share:

   Basic and diluted                               $      (0.08)   $      (0.22)
                                                   ============    ============

Weighted average number of common shares
   outstanding - basic and diluted                   11,744,684      10,264,614
                                                   ============    ============

      The accompanying notes are an integral part of the consolidated financial statements.

                               BANYAN CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED DECEMBER 31, 2001 AND 2000

                                 Preferred stock           Common stock                        Common                      Stock-
                                     Class A                  Class A            Deferred    stock to be   Accumulated    holders'
                               Shares       Amount       Shares       Amount    compensation     issued       deficit     deficit
                             ----------  -----------  ----------   -----------  -----------  -----------  -----------  -----------
Balances, at January 1, 2000   187,190   $   334,906  10,597,768   $ 3,442,556                            $(1,693,110) $ 2,084,352
Common stock repurchased and
  retired                                             (1,088,700)     (116,120)                                           (116,120)

Net loss                                                                                                   (2,239,666)  (2,239,666)
                               -------   -----------  ----------   -----------  -----------  -----------  -----------  -----------

Balances at December 31, 2000  187,190       334,906   9,509,068     3,326,436                             (3,932,776)    (271,434)

Issuance of common stock
  for services                                           450,000        32,000                                              32,000

Issuance of common stock
 for purchase of Chiropractic
 USA development plan                                  2,000,000        60,000                                              60,000

Conversion of accounts
 payable to equity                                       475,000        38,000                                              38,000

Issuance of common stock to
 legal counsel for services                              450,000        27,000                                              27,000

Issuance of common stock
 for services                                            600,000        84,000  $   (84,000)

Amortization of deferred
 compensation cost                                                                   16,331                                 16,331

Common stock issued for cash                             450,000        35,000                                              35,000

Common stock to be issued                                                                    $     3,500                     3,500

Net loss                                                                                                     (970,409)    (970,409)
                               -------   -----------  ----------   -----------  -----------  -----------  -----------  -----------

Balances at December 31, 2001  187,190   $   334,906  13,934,068   $ 3,602,436  $   (67,669) $     3,500  $(4,903,185) $(1,030,012)
                               =======   ===========  ==========   ===========  ===========  ===========  ===========  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

                               BANYAN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       2001            2000
                                                   ------------    ------------

Cash flows from operating activities:
   Net loss                                        $   (970,409)   $ (2,239,666)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
      Loss from discontinued operations                 117,879         376,966
      Gain on disposition of discontinued operations   (159,078)
      Depreciation and amortization                      24,703          30,976
      Unrealized loss on trading securities             161,220       1,130,475
      Impairment losses                                                  62,696
      Gain on investment borrowing                      (10,484)       (120,740)
      Recovery of note receivable from equity
       investee                                                         (75,000)
      Stock issued for services                          59,000
      Amortization of deferred compensation              16,331
      Loss on disposal of furniture, fixtures
       and equipment                                      7,625
   Changes in assets and liabilities from continuing
      operations:
        Trading securities                              371,556         842,671
        Accounts receivable                              41,992         (18,543)
        Inventories                                      75,483         (59,345)
        Other assets                                     (3,300)         (1,618)
        Accounts payable and accrued expenses           197,228         230,405
                                                   ------------    ------------

Net cash (used in) provided by operating activities
   of continuing operations                             (70,254)        159,307
                                                   ------------    ------------

Cash flows from investing activities:
   Repayment of note receivable from equity investee                     75,000
   Purchases of furniture, fixtures and equipment        (3,422)        (16,485)
                                                   ------------    ------------

Net cash provided by (used in) investing activities
   of continuing operations                              (3,422)         58,515
                                                   ------------    ------------


                                  (Continued)

                               BANYAN CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED DECEMBER 31, 2001 AND 2000

Cash flows from financing activities:
   Proceeds from notes payable, related parties         265,700         110,000
   Payments on notes payable, related parties          (114,450)        (60,000)
   Proceeds from notes payable, other                     2,238
   Purchase and retirement of common stock                             (116,120)
   Proceeds from issuance of common stock                38,500
                                                   ------------    ------------

Net cash provided by financing activities
   of continuing operations                             191,988         (66,120)
                                                   ------------    ------------

Cash used in discontinued operations                   (120,089)       (181,241)
                                                   ------------    ------------

Net decrease in cash                                     (1,777)        (29,539)
Cash and cash equivalents, beginning of year              2,884          32,423
                                                   ------------    ------------

Cash and cash equivalents, end of year             $      1,107    $      2,884
                                                   ============    ============


Supplemental disclosures of cash flow information:

   Cash paid for interest                          $      6,349    $      2,627
                                                   ============    ============

Supplemental disclosure of non-cash investing and financing activities:

   Class A common stock issued in satisfaction of
     accounts payable                              $     38,000
                                                   ============

   Acquisition of Chiropractic USA goodwill
    in exchange for Class A common stock (Note 3)   $   60,000
                                                   ============

   Sale of TopListing.com Corporation (Note 3)
     Carrying value of assets                      $    18,766
     Liabilities                                      (142,844)
     Reduction in notes payable in exchange            (35,000)
                                                   -----------

     Gain on sale of subsidiary                    $   (159,078)
                                                   ============


Liability incurred in exchange for trading
   securities                                                      $    162,500
                                                                   ============

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1. Organization, principles of consolidation, going concern, results of operations and management's plans:

     Banyan Corporation (the "Company") an Oregon corporation, was incorporated on June 13, 1978. The Company, through its wholly-owned subsidiary, DoubleCase Corporation, manufactures and distributes hard side and soft side carrying cases for portable notebook computers and data storage devices. The Company's principal markets consist of wholesale and retail sellers of computers and related devices throughout the United States. Chiropractic USA, Inc. is in the initial start up phase of implementing a development and consolidation plan for chiropractic clinics in the United States.

     Principles of consolidation:

     The consolidated financial statements include the accounts of Banyan Corporation and its wholly-owned subsidiaries, DoubleCase Corporation (a Kansas Corporation) and Chiropractic USA, Inc. (a Colorado Corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Going concern, results of operations and management's plans:

     The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $1,030,012 and $1,096,653 respectively as of December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

     1.  Raising working capital through additional borrowings.
     2. Raising equity funding through sales of the Company's common stock or preferred stock.
     3.  Development of new computer carrying case designs.
     4. Implementation of development and consolidation plan for chiropractic clinics.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.   Summary of significant accounting policies:

     Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   Summary of significant accounting policies (continued):

     Cash and cash equivalents:

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Accounts receivable:

     The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2001 management determined no allowance for doubtful accounts was required.

     Marketable securities:

     Marketable securities consist of equity securities and are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

     Goodwill:

     Goodwill was recorded in connection with the Company's acquisition of the Chiropractic USA development and consolidation plan. Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and identifiable intangible assets acquired. At December 31, 2001 goodwill was $60,000, and accumulated amortization was $8,000. Pursuant to a recently issued accounting pronouncement, goodwill will not be amortized in 2002 and beyond.

     Other assets:

     Other assets include product license and trademark, stated at cost. Amortization is provided by use of the straight-line method over 5 to 10 years.

     Revenue recognition:

     Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   Summary of significant accounting policies (continued):

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

     Income taxes:

     The Company provides for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

     Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are established against assets, which are not likely to be realized.

     Impairment of long-lived assets:

     The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     During the year ended December 31, 2000, the Company recorded impairment losses of approximately $62,700 related to goodwill on its subsidiary. Based on management's review, the Company does not believe that any additional impairment has occurred as of December 31, 2001.

     Comprehensive income:

     SFAS No. 130, Reporting Comprehensive Income, establishes accounting and reporting requires for comprehensive income. During the years ended December 31, 2001 and 2000, the Company had no components of comprehensive income to report.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   Summary of significant accounting policies (continued):

     Net loss per share:

     Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2001 and 2000, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

     Advertising:

     Advertising costs are expensed as incurred. For the years ended December 31, 2001 and 2000, advertising costs were approximately $59,700 and $58,700, respectively.

     Reclassifications:

     Certain amounts previously reported in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

     Business segments:

     The Company has adopted SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

     Recently issued accounting pronouncements:

     In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets.

     SFAS No. 142, effective for fiscal years beginning after December 15, 2001, establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the standard. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 142 in the first quarter of 2002 and will perform the first required impairment tests of goodwill under SFAS No. 142. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows, which did not result in an indicated impairment as December 31, 2001. Under SFAS No. 142, goodwill must be assigned to reporting units and measured for impairment based upon the fair value of the reporting units. The Company has not yet determined what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   Summary of significant accounting policies (continued):

     Recently issued accounting pronouncements (continued):

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

     In 2001 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, establishes accounting and reporting standards for derivative financial instruments, including derivative instruments embedded in other contracts, and for hedging activities. This statement had no impact on the Company's consolidated financial statements.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Adoption of SAB No. 101 did not impact the Company's consolidated financial statements.

3.   Business acquisitions and dispositions:

     In May 2001, the Company issued 2 million shares, at $.03 per share, which was equal to the closing market price on the agreement date, of its Class A common stock to purchased intellectual property consisting of Chiropractic USA, a development and consolidation plan for chiropractic clinics. The $60,000 purchase price was allocated to goodwill. The Company formed Chiropractic USA, Inc., a wholly-owned subsidiary, to operate the development and consolidation plan.

     In June 2001, the Company's Board of Directors adopted a plan to discontinue the operations of TopListing.com Corporation and to sell all of the common shares of TopListing.com Corporation to its former president and chief executive officer in exchange for the reduction of $35,000 in notes payable to him.

     Proposed business transaction:

     In May 2001, the Company entered into an agreement with the Company's president and its chief executive officer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (a Canadian corporation) and its intellectual property consisting of a business development plan to purchase existing franchise companies and to form an umbrella of operations to support the entities in exchange for 34,047,666 shares of the Company's Class A common stock, valued at $1,021,430 ($0.03 per share, the average market price of the Company's Class A common stock just prior to the proposal). The Company anticipates closing the transaction during the second quarter of 2002.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.   Inventories:

     Inventories consisted of the following at December 31, 2001:

       Raw materials                                               $     44,405
       Finished goods                                                     6,438
                                                                   ------------

                                                                   $     50,843
                                                                   ============

5.   Furniture, fixtures and equipment:

     Furniture, fixtures and equipment consisted of the following at December 31, 2001:

       Furniture and fixtures                                      $     10,110
       Equipment and tooling                                             17,214
                                                                   ------------

                                                                         27,324
       Less accumulated depreciation                                     22,199
                                                                   ------------

                                                                   $      5,125
                                                                   ============

6.   Other assets:

     Other assets consisted of the following at December 31, 2001:

       Trademarks and licenses                                     $    100,055
       Other                                                              3,600
                                                                   ------------

                                                                        103,655
       Less accumulated amortization                                     94,139
                                                                   ------------

                                                                   $      9,516
                                                                   ============

7.   Lease commitments:

     The Company leases office and warehouse space under a non-cancelable operating lease expiring in June 2004. Rent expense incurred for the years ended December 31, 2001 and 2000 was approximately $35,500 and $35,000, respectively. The remaining minimum future rental payments are approximately $30,000 (2002), $30,000 (2003) and $15,000 (2004).

8.   Income taxes:

     The Company did not incur income tax expense for the years ended December 31, 2001 and 2000. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2001 and 2000 was due primarily to the tax effect of the change in the valuation allowance.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

8.   Income taxes (continued):

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

     At December 31, 2001 the Company has approximately $4,900,000 of unused federal net operating loss carryforwards, which expire from 2005 through 2021. At December 31, 2001 the components of the Company's deferred tax assets and liabilities are as follows:

       Deferred tax liabilities:
        Unrealized gain on trading securities                      $    (19,000)
        Gain on investment borrowing                                    (55,000)
                                                                   ------------

            Total deferred tax liabilities                              (74,000)
                                                                   ------------

       Deferred tax assets:
        Net operating loss carryforwards                              1,911,000
        Goodwill                                                         78,000
                                                                   ------------

            Total deferred tax assets                                 1,989,000
                                                                   ------------

                                                                      1,915,000
       Valuation allowance                                           (1,915,000)
                                                                   ------------

       Net deferred tax asset                                      $
                                                                   ============

     A valuation allowance has been provided to reduce the deferred tax assets to zero, as realization is not assured.

9.   Notes payable:

     At December 31, 2001 notes payable, related parties consist of the following:

       Related parties:

       Notes payable, director; unsecured; interest at 10%;
         due April 1, 2000 and January 2, 2002; Company
         negotiating extensions                                    $     28,200

       Note payable, director; secured by inventory, equipment,
         accounts receivable, and fixtures; interest at 10%;
         due April 1, 2001; Company negotiating extension                56,587

       Note payable, family member of a principal stockholder
       /officer; unsecured; interest at 12%; due on demand               37,500

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

9.   Notes payable (continued):

       Related parties (continued):

       Note payable, family member of a principal stockholder;
         unsecured; interest at 9%; due November 1, 2001;
         Company negotiating extension                                   13,500

       Note payable, family member of a principal stockholder;
         unsecured; interest at 9%; due November 1, 2001;
         Company negotiating extension                                   10,000

       Notes payable, Company's president; unsecured; interest
         at 10%; due November and December 2001; Company
         negotiating extension                                           55,550

       Note payable, family member of a principal stockholder;
         unsecured; interest at 12%; due March 31, 2001;
         Company negotiating extension                                  115,000

       Note payable, subsidiary's president; unsecured;
         interest at 8%; principal payments of $4,000 due monthly;
         due March 2003; currently in default                            72,000
                                                                   ------------

                                                                   $    388,337
                                                                   ============

       Other:

       Note payable, unrelated entity; unsecured;
         interest at 10%; due June 2002                                   2,238

       Note payable, unrelated entity; unsecured;
         interest at 12%; due April 1, 2000; Company
         negotiating extension                                           38,647
                                                                   ------------

                                                                   $     40,885
                                                                   ============

10.  Other liabilities:

     In September 2000, the Company entered into an agreement with an unrelated entity under which the Company borrowed 50,000 shares of Inform World Wide Holdings, Inc. ("IWWH") registered common stock, valued at the quoted market price at the date of receipt of $162,500. In exchange, under the terms of the agreement the Company agreed to return 50,000 shares IWWH registered common stock, plus 2,000 shares representing interest, for each month the borrowing is outstanding until January 31, 2001. The Company is assessed a penalty of 1,500 shares per month beginning February 1, 2001 until all of the registered shares have been returned. In July 2001, the Company reached a settlement for repayment of the 70,500 shares owed as of July 1, 2001. The Company paid $10,016 cash in lieu of shares, and was to pay $5,000 cash in December 2001, and return 37,500 shares of IWWH stock in December 2001, which had a quoted market value of $17,250 at December 31, 2001. The Company has not yet returned the shares or paid the $5,000.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

11.  Stockholders' equity (deficit):

     Preferred stock:

     The Company has authorized 10,000,000 shares of no par value, preferred stock, and designated 500,000 shares of Class A convertible preferred stock and 500,000 shares of Class B preferred stock. No Class B preferred stock is issued or outstanding.

     At December 31, 2001 and 2000, there were 187,190 shares of no par value, Class A convertible preferred stock issued and outstanding. The Company may call the shares at $2.75 per share at any time. Each share of Class A convertible preferred stock is convertible at any time into one share of the Company's Class A common stock.

     Common stock:

     The Company has authorized 60,000,000 shares of no par value, common stock; 50,000,000 shares of no par value, Class A common stock and 10,000,000 shares of no par value, Class B common stock. At December 31, 2001 there were 13,934,068 shares of Class A common stock issued and outstanding and no shares of Class B common stock were issued or outstanding. During 2000, the Company repurchased and retired 1,088,700 shares of its Class A common stock at $.107 per share.

     Stock transactions:

     In May 2001, the Company issued 450,000 shares of its Class A common stock, at $.06 per share, which was equal to the closing market price on the issue date, to legal counsel for services.

     In May 2001, the Company issued 50,000 shares of its Class A common stock, at $.08 per share, which was equal to the closing market price on the issue date, to the Company's former president as compensation. Accordingly, the Company recorded compensation expense of $4,000.

     In May 2001, the Company issued a total of 2 million shares, at $.03 per share, which was equal to the closing market price on the agreement date, of its Class A common stock to the Company's president and its chief executive officer to purchase intellectual property consisting of Chiropractic USA, a development and consolidation plan for chiropractic clinics. The Company formed Chiropractic USA, Inc., a wholly owned subsidiary, to operate the development and consolidation plan.

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

     In June 2001, in connection with the issuance of a note payable, the Company received $3,500 for 50,000 shares of its Class A common stock at $.07 per share, which was the closing market price on the agreement date.

     In August 2001, the Company received $25,000 and issued 250,000 shares of its Class A common stock at $.10 per share, which was equal to the closing market price on the agreement date.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

11.  Stockholders' equity (deficit) (continued):

     Stock transactions (continued):

     In November 2001, the Company received $10,000 and issued 200,000 shares of its Class A common stock at $.05 per share, which was equal to the closing market price on the agreement date.

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

     Other stock options:

     During 2001, the Company granted stock options to purchase 500,000 shares of its Class A common stock each to its president and chief financial officer, stock options to purchase 200,000 shares of its Class A common stock the president of a subsidiary and stock options to purchase 1,200,000 and 960,000 shares respectively, of its Class A common stock to two directors of CUSA. The exercise price and expiration of these stock options are as follows:

              Shares               Exercise Price           Expiration Date
          --------------      -----------------------    ---------------------

            1,200,000                  $  0.05                May 7, 2006
            2,160,000                     0.14                May 31, 2004

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

              Shares               Exercise Price           Expiration Date
          --------------      -----------------------    ---------------------

              300,000                  $  0.10                May 1, 2003
              400,000                     0.10                May 1, 2003
              200,000                     0.10                February 28, 2004

     During the years ended December 31, 2001 and 2000, options granted to purchase 317,654 and 300,000 shares, respectively, of the Company's common stock expired.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

11.  Stockholders' equity (deficit) (continued):

     A summary of option activity for the periods ended December 31, 2000 and 1999 is as follows:

                                2000 Plan                  1996 Plan                       Other                   Total
                         -------------------------  -------------------------  -------------------------  -------------------------
                                          Weighted                   Weighted                   Weighted                   Weighted
                                           average                    average                    average                    average
                                          exercise                   exercise                   exercise                   exercise
                            Shares           price     Shares           price     Shares           price     Shares           price
                         -------------------------  -------------------------  -------------------------  -------------------------
     January 1, 2000                                 11,154           $ 0.05     772,500         $ 0.77     783,654         $ 1.08
     Granted              69,000           $ 0.08                                900,000            .10     969,000            .10
     Exercised
     Canceled                                                                   (300,000)          1.17    (300,000)          1.17
                         -------           ------   -------           ------   ---------         ------   ---------         ------
     December 31, 2000    69,000             0.08    11,154              .05   1,372,500            .10   1,452,654            .23
     Granted                                                                   3,360,000            .11   3,360,000            .11
     Exercised
     Canceled            (69,000)            0.08   (11,154)             .05    (237,500)           .91    (317,654)           .70
                         -------           ------   -------           ------   ---------         ------   ---------         ------

     December 31, 2001                     $                          $        4,495,000         $  .11   4,495,000         $  .11
                         =======           ======   =======           ======   =========         ======   =========         ======

     The Company applies APB No. 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options, nor was any compensation cost charged against income under its employee stock option plans in 2001 and 2000. Had compensation cost for the Company's employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been the pro forma amounts indicated below:

                                                       2001            2000
                                                   ------------    ------------
        Net loss, as reported                      $    970,409    $  2,239,666
        Net loss, pro forma                        $  1,307,529    $  2,319,294
        Basic and diluted loss
         per share, as reported                    $        .08    $        .22
        Basic and diluted loss
         per share, pro forma                      $        .11    $        .23

     The fair value of each option granted during 2001 was estimated on the grant date using the Black-Scholes option- pricing model. The following assumptions were used:

                                                       2001            2000
                                                   ------------    ------------
        Expected dividend yield                    $           0   $          0
        Expected stock price volatility                     222%           227%
        Average risk-free interest rate                    4.72%           4.9%
        Expected life of options                         3 years        2 years

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

11.  Stockholders' equity (deficit) (continued):

     The following table summarizes information about stock options outstanding at December 31, 2000.

                                                      Weighted            Weighted                                  Weighted
          Range of               Number               average              average                Number             average
       exercise price         outstanding         contractual life      exercise price          exercisable        exercise price
      ----------------    ------------------    ------------------    ------------------    ------------------    -----------------
      $           0.05    1,200,000             4.0 years             $           0.05
      $    0.10 - 0.14    3,295,000             2.2 years             $           0.13      1,035,000             $           0.11

12.  Related party transactions:

     During the year ended December 31, 2001, the Company received $265,700 in exchange for notes payable issued to two directors, one shareholder and a family member of officers of the Company. The notes bear interest at rates ranging from 10% to 12% per annum and are due through March 2002. During the same period, $129,450 was repaid on two related party notes and $20,000 was assumed by the purchaser of TopListing.com Corporation.

     In April 2001, the Company issued an aggregate of 475,000 shares of its Class A common stock, valued at $38,000, to three directors and the former president and chief executive officer of the Company in exchange for a $38,000 reduction in amounts owed to these individuals.

     In May 2001, in connection with the Company's acquisition of the Chiropractic USA development and consolidation plan, the Company appointed a new president and a new chief executive officer and entered into management agreements with these individuals for services to be performed subsequent to May 2001. The management agreements call for annual compensation of $60,000 each and $500 per month expense reimbursement. Also in connection with the management agreements, the Company granted an aggregate of 1 million options to purchase the Company's Class A common stock at an exercise price of $.05 per share. The options vest upon satisfaction of various performance criteria. At the date of commitment, the total compensation cost was calculated to be approximately $30,000, which is to be recognized as the performance criteria are satisfied. As of December 31, 2001, no shares were vested.

     In November 2001, the Company entered into a two-year employment agreement (the "Agreement"), expiring on December 31, 2003, with the president of DoubleCase Corporation. The Agreement calls for annual salary of $90,000 and a 6% commission on net sales up to an annual limit of $110,000; a bonus of 5% of annual net profit, as defined; and the issuance of shares of the Company's Class A common stock if certain annual net sales goals are met. During the year ended December 31, 2001, the sales goals were not met. If the subsidiary has net sales of $500,000 or more for 2002, the president is entitled to receive 300,000 shares of the Company's Class A common stock. Additionally, the Agreement granted options to purchase 200,000 shares of the Company's common stock for $0.05 per share, which was less than the market value at the date of commitment. Fifty percent of the options vest on December 31, 2002 and the remainder vest on December 31, 2003. The total compensation cost was calculated to be approximately $4,000, which is to be recognized over the vesting period. Upon execution of the contract, the Company issued 400,000 shares of its Class A common stock, at $.07 per share, which was equal to the closing market price on the issue date. Accordingly, the Company recorded compensation expense of $28,000.

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

13.  Commitments and contingencies:

     A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual affect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the years ended December 31, 2001 and 2000 the Company has spent approximately $75,000 and $210,000 on behalf of the former president.

     In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The remaining amount due of approximately $125,000 is included in other accrued expenses and at December 31, 2001 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

     In June 2001, the Company settled litigation against IWWH, whereby certain contractual obligations to convert preferred stock of IWWH to "freely trading" common stock of IWWH did not proceed as anticipated. As part of the settlement, the Company sold a substantial portion of its shares of IWWH stock to IWWH in exchange for $176,972.

14.  Fair value of financial instruments:

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

                               BANYAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

15.  Major customers and business segments:

     Major customers:

     During 2001, the Company's two largest customers accounted for approximately 40% and 20% of sales, respectively, all from the carrying case business. During 2000, the Company's largest customer accounted for approximately 29% of sales, all from the carrying case business.

     During 2001 and 2000, sales to the federal government accounted for approximately 17% and 16%, respectively, of total revenue.

     Business segments:

     The Company operates in two business segments: computer equipment carrying case manufacture and chiropractic related services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

     As of and during the years ended December 31, 2001 and 2000, the segment results were as follows:

                                                                  2001
                              -----------------------------------------------------------------------------
                                 Carrying                                                    Consolidated
                                   cases               Chiropractic         Corporate             total
                              -----------------   -----------------   -----------------   -----------------
     Revenues                 $      409,425                                              $      409,425
     Segment operating loss         (171,366)     $      (24,331)     $     (616,202)           (811,899)
     Total assets                     90,476              52,000              48,190             190,666
     Capital expenditures              3,422                                                       3,422
     Depreciation and
      amortization                    16,703               8,000                                  24,703
     Stock issued for services                                                59,000              59,000
     Unrealized loss on trading
      securities                                                             161,220             161,220
     Amortization of deferred
      compensation                                        16,331                                  16,331
     Interest expense                 14,241                                  34,732              48,973

                                                                  2000
                              -----------------------------------------------------------------------------
                                 Carrying                                                    Consolidated
                                   cases               Chiropractic         Corporate             total
                              -----------------   -----------------   -----------------   -----------------
     Revenues                 $      332,110                                              $      332,110
     Segment operating loss         (372,315)                         $     (594,640)           (966,955)
     Total assets                    224,115                                 599,363             823,478
     Capital expenditures             14,730                                   1,752              16,485
     Depreciation and
      amortization                    30,976                                                      30,976
     Unrealized loss on trading
      securities                                                           1,130,475           1,130,475
     Interest expense                 21,560                                  13,617              35,177
     Interest income                                                          74,167              74,167