Form 10QSB
period 2002-03-31
BANYAN CORP /OR/
filed 2002-05-20
CIK 1086473

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-26065

                                BANYAN CORPORATION
    ------------------------------------------------------------------------
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

          Registrant's telephone number, with area code: (800) 808-0899

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X     No
                                               -------     -------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                       Outstanding at May 17, 2002
--------------                                  --------------------------------
Class A common                                              15,094,068

                                 BANYAN CORPORATION

                                  TABLE OF CONTENTS
                                      FORM 10-QSB

                                        PART I
                                FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheet as of March 31, 2002            3

          Condensed consolidated statements of operations for the
          three month periods ended March 31, 2002 and 2001                    4

          Condensed consolidated statement of stockholders' deficit
          for the three month period ended March 31, 2002                      5

          Condensed consolidated statements of cash flows for the
          three month periods ended March 31, 2002 and 2001                    6

          Notes to condensed consolidated financial statements               7-9

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                              10-11

                                       PART II
                                  OTHER INFORMATION

Item 1.   Legal proceedings                                                   11

Item 2.   Changes in securities and use of proceeds                           11

Item 3.   Defaults upon senior securities                                     11

Item 4.   Submission of matters to a vote of securities holders               11

Item 5.   Other information                                                   11

Item 6.   Exhibits and Reports on Form 8-K                                    11

                                  BANYAN CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                    MARCH 31, 2002

                                        ASSETS
Current assets
   Cash and cash equivalents                                       $        417
   Accounts receivable                                                   33,024
   Trading securities                                                    27,684
   Inventories                                                           37,301
                                                                   ------------
       Total current assets                                              98,426
                                                                   ------------

Furniture, fixtures and equipment, net                                    4,615
                                                                   ------------

Goodwill                                                                 52,000
Other assets, net                                                         8,051
                                                                   ------------

                                                                   $    163,092
                                                                   ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                $    397,768
   Accrued salaries and related expenses                                108,653
   Accrued interest                                                     290,981
   Accrued other expenses                                               127,921
   Other liabilities (Note 5)                                            17,000
   Notes payable:
     Related parties                                                    409,587
     Others                                                              40,885
                                                                   ------------
       Total liabilities, all current                                 1,392,795
                                                                   ------------

Commitments and contingencies (Note 4)

Stockholders' deficit (Notes 2 and 3)
   Preferred stock; no par value; 10,000,000 shares authorized:
     Class A convertible preferred stock; 500,000 shares authorized;
        187,190 issued and outstanding                                  334,906
     Class B preferred stock; 500,000 shares authorized; none
        issued and outstanding
   Common stock; no par value; 60,000,000 shares authorized:
     Class A; 50,000,000 shares authorized; 14,494,068 issued
        and outstanding                                               3,684,436
     Class B; 10,000,000 shares authorized; none
        issued and outstanding
   Deferred compensation cost                                           (60,669)
   Common stock to be issued                                              3,500
   Accumulated deficit                                               (5,191,876)
                                                                   ------------
       Total stockholders' deficit                                   (1,229,703)
                                                                   ------------

                                                                   $    163,092
                                                                   ============

             See notes to condensed consolidated financial statements.

                                  BANYAN CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                            Three months
                                                           ended March 31,
                                                          2002         2001
                                                        --------     --------

Sales, net                                            $    69,058   $    50,228
Cost of sales                                              34,554        34,640
                                                      -----------   -----------

Gross margin                                               34,504        15,588

Selling, general and administrative expenses              293,992       231,343
                                                      -----------   -----------

Loss from operations                                     (259,488)     (215,755)

Other income (expense)
   Interest expense:
    Related parties                                       (10,232)      (11,182)
    Other                                                  (3,255)       (1,144)
   Unrealized gain (loss) on trading securities           (20,966)     (191,212)
   Gain on investment borrowing                             5,250        14,558
                                                      -----------   -----------

Loss from continuing operations                          (288,691)     (404,735)
                                                      -----------

Discontinued operations
   Loss from operations of discontinued
     subsidiary                                                         (72,298)
                                                                    -----------

Net loss                                              $  (288,691)  $  (477,033)
                                                      ===========   ===========

Loss from continuing operations
 per common share:
   Basic and diluted                                  $     (0.02)  $     (0.04)
                                                      ===========   ===========

Net loss per common share:
   Basic and diluted                                  $     (0.02)  $     (0.05)
                                                      ===========   ===========

Weighted average number of common shares
   outstanding - basic and diluted                     14,494,068     9,509,068
                                                      ===========   ===========

             See notes to condensed consolidated financial statements.

                                  BANYAN CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31, 2002

                            Preferred stock               Common stock                        Common                       Stock-
                                Class A                     Class A             Deferred    stock to be   Accumulated     holders'
                         Shares        Amount        Shares        Amount     compensation     issued       deficit       deficit
                       ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balances, at
 January 1, 2002       187,190       $   334,906   13,934,068    $ 3,602,436   $   (67,669)  $    3,500   $(4,903,185) $(1,030,012)

Issuance of common
 stock for
 services                                             360,000         72,000                                                72,000

Common stock issued
 for cash                                             200,000         10,000                                                10,000

Amortization of
 deferred compensation
 cost                                                                                7,000                                   7,000

Net loss                                                                                                    (288,691)     (288,691)
                       -------       -----------   ----------    -----------   -----------   -----------  -----------  -----------
Balances, at
 March 31, 2002        187,190       $   334,906   14,494,068    $ 3,684,436   $   (60,669)  $     3,500  $(5,191,876) $(1,229,703)
                       =======       ===========   ==========    ===========   ===========   ===========  ===========  ===========

             See notes to condensed consolidated financial statements.

                                  BANYAN CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS (UNAUDITED)
                     THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                          2002         2001
                                                        --------     --------

Net cash used in operating activities                 $   (16,940)  $  (101,586)
                                                      -----------   -----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                        (3,422)
                                                                    -----------

Net cash used in investing activities                                    (3,422)
                                                                    -----------

Cash flows from financing activities:
   Proceeds from the sale of common stock                  10,000
   Proceeds from notes payable, related party               6,250       138,201
                                                      -----------   -----------

Net cash provided by financing activities                  16,250       138,201
                                                      -----------   -----------

Net increase (decrease) in cash                              (690)       33,193
Cash and cash equivalents, beginning of period              1,107         2,884
                                                      -----------   -----------

Cash and cash equivalents, end of period              $       417   $    36,077
                                                      ===========   ===========

                                  BANYAN CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                     (UNAUDITED)

1.  Basis of presentation:

    The unaudited consolidated financial statements of Banyan Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2001 Form 10-KSB.

    In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at March 31, 2002 and the condensed consolidated results of operations and cash flows for the three month periods ended, March 31, 2002 and 2001.

    Going concern, results of operations and management's plans:

    The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $1,229,703 and $1,294,369 respectively as of March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include;

     1. Raising working capital through additional borrowings.
     2. Raising equity funding through sales of the Company's common stock or preferred stock.
     3. Development of new computer carrying case designs-
     4. Implementation of development and consolidation plan for chiropractic clinics.

    The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.  Related party transactions:

    During the three months ended March 31, 2002, the Company issued a note payable in exchange for cash of $6,250 to a family member of the Company's chief executive officer. The note bears interest at 12% per annum was due in April 2002, and is currently in default.

    In March 2002, the Company issued 300,000 shares of its Class A common stock, at $0.20 per share, which was equal to the market price on the agreement date, to an employee for compensation. Accordingly, the Company recorded compensation expense of $60,000.

                                  BANYAN CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                     (UNAUDITED)

3.   Stock transactions:

    In February 2002, the Company received $10,000 and issued 200,000 shares of its Class A common stock at $.05 per share, which was equal to the closing market price on the agreement date.

    In March 2002, the Company issued 60,000 shares of its Class A common stock, at $0.20 per share, which was equal to the market price on the agreement date, to a consultant for accounting services.

    In May 2002, the Company issued 250,000 shares of its Class A common stock, at $0.23 per share, which was equal to the market price on the agreement date, to a consultant for future services to be performed during the second and third quarters of 2002.

    Subsequent to March 31, 2002, the Company received $35,000 and issued
     350,000 shares of its Class A common stock at $0.10 per share.


4.  Commitments and contingencies:

    A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the three months ended March 30, 2002 and 2001 the Company incurred approximately $15,000 and $68,000, respectively, on behalf of the former president.


                                  BANYAN CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                     (UNAUDITED)

4.  Commitments and contingencies (continued):

    In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount through September 30, 2001. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The remaining amount due of approximately $128,000 is included in other accrued expenses and at March 31, 2002 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

5.  Other liabilities:

    In September 2000, the Company entered into an agreement with an unrelated entity under which the Company borrowed 50,000 shares of Inform World Wide Holdings, Inc. ("IWWH") registered common stock, valued at the quoted market price at the date of receipt of $162,500. In exchange, under the terms of the agreement the Company agreed to return 50,000 shares IWWH registered common stock, plus 2,000 shares representing interest, for each month the borrowing is outstanding until January 31, 2001. The Company is assessed a penalty of 1,500 shares per month beginning February 1, 2001 until all of the registered shares have been returned. In July 2001, the Company reached a settlement for repayment of the 70,500 shares owed as of July 1, 2001. The Company paid $10,016 cash in lieu of shares, and was to pay $5,000 cash in December 2001, and return 37,500 shares of IWWH stock in December 2001. The Company has not yet returned the shares, which had a quoted market value of $12,000 on March 31, 2002, or paid the $5,000.

                                  BANYAN CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                     (UNAUDITED)


6.  Major customers and business segments:

    During the three months ended March 31, 2002, the Company's largest customer accounted for approximately 44% of sales, all from the carrying case business. During the three months ended March 31, 2001, the same customer accounted for approximately 62% of sales, all from the carrying case business.

7.  Proposed business transactions:

    In September 2001, the Company, entered into an agreement with Advanced
     Health Center Inc., of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for approximately
     $1 million. The transaction is expected close during the second quarter of 2002.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.

The Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2002

Net sales for the three-month period ended March 31, 2002 were $69,058, an increase of 37% over the same period in 2001. The increased sales are a result of strategic sales and marketing programs utilizing manufacturing representatives, inside sales personnel, and e-commerce.

Gross margin for the three-month periods ended March 31, 2002 and 2001 was $34,504, and $15,588, respectively. The improvement was primarily a result of more efficient purchasing techniques coupled with lower cost associated with labor with the relocation to the Alabama facility for DoubleCase.

Selling, general and administrative expenses for the three-months ended March 31, 2002 were $293,992 an increase of 27% compared to the three-month period March 31, 2001. The increase is due primarily to increased compensation cost at the Company's DoubleCase subsidiary.

Loss from continuing operations for the three-month period ended March 31, 2002 was $288,691 compared to $404,735 for the three-month period ended March 31, 2001. The 28% reduction is attributable primarily to the reduction in the unrealized loss on trading securities.

Liquidity and Capital Resources

The Company's financial statements for the three months ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2002, the Company reported a net loss of $288,691 and has a stockholders' deficit of $1,229,703. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2001 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

During the first quarter of 2002, besides using receipts from normal operations, the Company was able to meet its financial obligations by borrowing monies from a related party of $6,250 and by issuing stock for $10,000 to satisfy accounts payable.

As indicated in the Company's most recent financial statements available herein, the Company continues to be cash flow negative from operations. We are hopeful that the pending acquisition of Advanced Health Centers, Inc., which has been delayed and is expected to close during the second quarter of 2002, together with the improved sales and lower costs at DoubleCase will put us into a positive cash flow position by mid 2002. However, there can be no assurances that the Company's ongoing operations will begin to generate a positive cash flow or that unforeseen events may not require more working capital than the Company currently has at its disposal. If unable to close on the Louisiana clinics as planned, the Company intends to fund its capital requirements either by debt or equity funding. If the Company is unable to consummate any of these sales or borrowings, it will realize significant adverse impacts on its operations.

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

Item 6   Exhibits and Reports on Form 8-K

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Banyan Corporation
                                                (Registrant)


Date: May 17, 2002                              By: /s/ Michael Gelmon
                                                -------------------------
                                                Michael Gelmon
                                                Chief Executive Officer