Form 10QSB
period 2002-06-30
BANYAN CORP /OR/
filed 2002-08-15
CIK 1086473

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

                                (MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 0-26065

                           BANYAN CORPORATION
   --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Oregon                                84-1346327

 (State or other jurisdiction of                   (IRS Employer
 Incorporation or Organization)                  Identification No.)

     1925 Century Park East, Suite 500, Los Angeles, California 90067-2700
   --------------------------------------------------------------------------
                    (Address of Principal Executive offices)

       Registrant's telephone number, with area code: (800) 808-0899

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X     No
                                                -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   Class                                         Outstanding at August 13, 2002
   -----                                         ------------------------------
Class A common                                              15,744,068

                              BANYAN CORPORATION

                              TABLE OF CONTENTS
                                 FORM 10-QSB

                                   PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheet as of June 30, 2002             3

          Condensed consolidated statements of operations for the
          three month and six month periods ended June 30, 2002 and 2001       4

          Condensed consolidated statement of stockholders' deficit
          for the six month period ended June 30, 2002                         5

          Condensed consolidated statements of cash flows for the
          six month periods ended June 30, 2002 and 2001                       6

          Notes to condensed consolidated financial statements              7-10

Item 2.   Management's discussion and analysis of financial
          condition and results of operations                              11-12

                                  PART II
                            OTHER INFORMATION

Item 1.   Legal proceedings                                                   13

Item 2.   Changes in securities and use of proceeds                           13

Item 3.   Defaults upon senior securities                                     13

Item 4.   Submission of matters to a vote of securities holders               13

Item 5.   Other information                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    13

Exhibit 99.1   Written statement of the chief executive officer

Exhibit 99.2   Written statement of the chief financial officer

                               BANYAN CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2002


                                    ASSETS
Current assets
   Cash and cash equivalents                                       $      3,003
   Accounts receivable                                                   19,683
   Trading securities                                                    13,766
   Inventories                                                           20,471
                                                                   ------------
          Total current assets                                           56,923
                                                                   ------------

Furniture, fixtures and equipment, net                                    4,329
                                                                   ------------

Goodwill                                                                 52,000
Other assets, net                                                         6,586
                                                                   ------------

                                                                   $    119,838
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                $    458,461
   Accrued salaries and related expenses                                150,658
   Accrued interest                                                     301,668
   Accrued other expenses (Note 4)                                      130,721
   Other liabilities (Note 5)                                            10,625
   Notes payable:
     Related parties                                                    409,587
     Others                                                              40,885
                                                                   ------------
          Total liabilities, all current                              1,502,605
                                                                   ------------

Commitments and contingencies (Note 4)

Stockholders' deficit (Notes 2 and 3)
   Preferred stock; no par value; 10,000,000 shares authorized:
     Class A convertible preferred stock; 500,000 shares
      authorized;
        187,190 issued and outstanding                                  334,906
     Class B preferred stock; 500,000 shares authorized; none
        issued and outstanding
   Common stock; no par value; 60,000,000 shares authorized:
     Class A; 50,000,000 shares authorized; 15,744,068 issued
        and outstanding                                               3,869,996
     Class B; 10,000,000 shares authorized; none
        issued and outstanding
   Deferred compensation cost                                          (188,669)
   Common stock to be issued                                              3,500
   Accumulated deficit                                               (5,402,499)
                                                                   ------------
          Total stockholders' deficit                               (1,382,766)
                                                                   ------------

                                                                   $    119,838
                                                                   ============

           See notes to condensed consolidated financial statements.

                               BANYAN CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                             Three months                  Six months
                                            ended June 30,               ended June 30,
                                         2002           2001           2002           2001
                                      -----------    -----------    -----------    -----------
Sales, net                            $    70,732    $    39,280    $   139,790    $    89,508
Cost of sales                              33,726         23,012         68,280         57,652
                                      -----------    -----------    -----------    -----------

Gross margin                               37,006         16,268         71,510         31,856

Loss on sale of trading securities                       146,419                       161,485
Selling, general and administrative
   expenses                               226,599        201,930        520,591        417,509
                                      -----------    -----------    -----------    -----------

Loss from operations                     (189,593)      (332,081)      (449,081)      (547,138)

Other income (expense)
   Interest expense:
     Related parties                      (10,232)       (10,455)       (20,464)       (22,334)
     Other                                 (3,255)        (4,370)        (6,510)        (5,514)
   Unrealized loss on trading
     securities                           (13,918)        (4,785)       (34,884)      (195,997)
   Gain (loss) on investment borrowing      6,375         (1,148)        11,625         13,410
                                      -----------    -----------    -----------    -----------

Loss from continuing operations          (210,623)      (352,839)      (499,314)      (757,573)
                                      -----------    -----------    -----------    -----------

Discontinued operations
   Loss from operations of discontinued
     subsidiary                                         (45,580)                      (117,879)
   Gain on disposal of subsidiary                       159,078                        159,078
                                                     -----------                   -----------
                                                        113,498                         41,199
                                                     -----------                   -----------

Net loss                              $  (210,623)   $  (239,341)   $  (499,314)   $  (716,374)
                                      ===========    ===========    ===========    ===========

Loss from continuing operations
 per common share:
   Basic and diluted                  $     (0.01)   $     (0.03)   $     (0.03)   $     (0.07)
                                      ===========    ===========    ===========    ===========

Net loss per common share:
   Basic and diluted                  $     (0.01)   $     (0.02)   $     (0.03)   $     (0.07)
                                      ===========    ===========    ===========    ===========

Weighted average number of
  common shares outstanding
  - basic and diluted                  14,885,277     10,695,627     14,462,908     10,102,293
                                      ===========    ===========    ===========    ===========

           See notes to condensed consolidated financial statements.

                               BANYAN CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

                            Preferred stock               Common stock                        Common                       Stock-
                                Class A                     Class A            Deferred    stock to be    Accumulated     holders'
                         Shares        Amount        Shares        Amount    compensation     issued        deficit       deficit
                      -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances, at
 January 1, 2002      187,190      $   334,906   13,934,068    $ 3,602,436   $   (67,669)  $     3,500   $(4,903,185)  $(1,030,012)
Issuance of common
 stock for services                               1,110,000        207,000                                                 207,000

Deferred compensation
 cost of common
 stock issued for
 services                                                                       (135,000)                                 (135,000)

Common stock
 issued for cash                                    700,000         60,560                                                  60,560

Amortization of
 deferred
 compensation cost                                                                14,000                                    14,000

Net loss                                                                                                    (499,314)     (499,314)
                      -------      -----------   ----------    -----------   -----------   -----------   -----------   -----------
Balances, at
 June 30, 2002        187,190      $   334,906   15,744,068    $ 3,869,996   $  (188,669)  $     3,500   $(5,402,499)  $(1,382,766)
                      =======      ===========   ==========    ===========   ===========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                               BANYAN CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                          2002         2001
                                                      -----------   -----------

Net cash used in operating activities                 $   (64,914)  $  (160,126)
                                                      -----------   -----------

Cash flows from investing activities:
   Cash relinquished on sale of subsidiary                               (2,210)
   Purchases of furniture, fixtures and equipment                        (3,422)
                                                                    -----------

Net cash used in investing activities                                    (5,632)
                                                                    -----------

Cash flows from financing activities:
   Proceeds from the sale of common stock                  60,560
   Payments on notes payable, related party                (5,000)
   Proceeds from notes payable, related party               6,250       233,750
                                                      -----------   -----------

Net cash provided by financing activities                  66,810       228,750
                                                      -----------   -----------

Net increase in cash                                        1,896        62,992
Cash and cash equivalents, beginning of period              1,107         2,884
                                                      -----------   -----------

Cash and cash equivalents, end of period              $     3,003   $    65,876
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest                             $      -      $     2,479
                                                      ===========   ===========

Supplemental disclosures of non-cash investing and financing activities:

   Note payable incurred for legal expenses (Note 4) $     15,000
                                                     ============

   Class A common stock issued in satisfaction
    of accounts payable                                             $    38,000
                                                                    ===========

   Acquisition of Chiropractic USA
    Intangible assets                                               $    60,000
                                                                    -----------

   Fair value of Class A common stock issued                        $    60,000
                                                                    ===========

   Sale of TopListing.com Corporation
    Carrying value of assets                                        $    18,766
    Liabilities                                                        (142,844)
    Reduction in notes payable in exchange                              (35,000)
                                                                    -----------

        Gain on sale of subsidiary                                  $  (159,078)
                                                                    ===========

           See notes to condensed consolidated financial statements.

                               BANYAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

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

     In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at June 30, 2002 and the condensed consolidated results of operations and cash flows for the three month and six month periods ended, June 30, 2002 and 2001.

     Going concern, results of operations and management's plans:

     The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $1,382,766 and $1,445,682 respectively as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

     Recently adopted accounting pronouncements:

     The Company adopted the provisions of Statement of Financial Accounting
       Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with SFAS No. 142, the Company completed the initial transitional goodwill impairment test during the six months ended June 30, 2002. The Company determined that no impairment to goodwill exists at June 30, 2002. The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002. The Company does not believe any impairment has occurred to its long-live assets at June 30, 2002.

                               BANYAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

2.   Related party transactions:

     During the six months ended June 30, 2002, the Company issued a note payable in exchange for cash of $6,250 to a family member of the Company's chief executive officer. The note bears interest at 12% per annum was due in April 2002, and is currently in default.

     In March 2002, the Company issued 300,000 shares of its Class A common stock, at $0.20 per share, which was equal to the market price on the agreement date, to an employee for compensation. Accordingly, the Company recorded compensation expense of $60,000.

3.   Stock transactions:

     In February 2002, the Company received $10,000 and issued 200,000 shares of its Class A common stock at $0.05 per share, which was equal to the closing market price on the agreement date.

     In March 2002, the Company issued 60,000 shares of its Class A common stock, at $0.20 per share, which was equal to the market price on the agreement date, to a consultant for accounting services.

     In May 2002, the Company issued 250,000 shares of its Class A common stock, at $0.23 per share, which was equal to the market price on the agreement date, to a consultant for future services to be performed during the second and third quarters of 2002. Subsequently, the Company and the consultant agreed to cancel the agreement and the shares were returned to the Company.

     In June 2002, the Company issued 750,000 shares of its Class A common stock, at $0.18 per share, which was equal to the market price on the agreement date, for future services to be performed over a twelve month period beginning July 2002. Accordingly, $135,000 has been recorded as deferred compensation cost to be amortized over the one year term of the agreement.

     During the three months ended June 30, 2002, the Company received $50,560 and issued an aggregate of 500,000 shares of its Class A common stock at $0.10 per share.

4.   Commitments and contingencies:

     A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the six months ended June 30, 2002 and 2001 the Company incurred approximately $15,000 and $68,000, respectively, on behalf of the former president. The $15,000 incurred in 2002 was paid by the former president and chief executive officer, and the Company issued a note payable to the former president and chief executive officer for $15,000. The note bears interest at 8%, is unsecured, and is due in December 2002.

                               BANYAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

4.   Commitments and contingencies (continued):

     In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount through September 30, 2001. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The remaining amount due of approximately $131,000 is included in accrued other expenses and at June 30, 2002 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

5.   Other liabilities:

     In September 2000, the Company entered into an agreement with an unrelated entity under which the Company borrowed 50,000 shares of Inform World Wide Holdings, Inc. ("IWWH") registered common stock, valued at the quoted market price at the date of receipt of $162,500. In exchange, under the terms of the agreement the Company agreed to return 50,000 shares IWWH registered common stock, plus 2,000 shares representing interest, for each month the borrowing is outstanding until January 31, 2001. The Company is assessed a penalty of 1,500 shares per month beginning February 1, 2001 until all of the registered shares have been returned. In July 2001, the Company reached a settlement for repayment of the 70,500 shares owed as of July 1, 2001. The Company paid $10,016 cash in lieu of shares, and was to pay $5,000 cash in December 2001, and return 37,500 shares of IWWH stock in December 2001. The Company has not yet returned the shares, which had a quoted market value of $5,625 on June 30, 2002, or paid the $5,000.

6.   Major customers and business segments:

     During the six months ended June 30, 2002, the Company's largest customer accounted for approximately 39% of sales, all from the carrying case business. During the three months ended June 30, 2001, the same customer accounted for approximately 30% of sales, all from the carrying case business. In addition, two other customers accounted for approximately 18% and 14% of sales, respectively, all from the carrying case business.

7.   Proposed business transactions:

     In September 2001, the Company, entered into an agreement with Advanced
       Health Center, Inc. of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for approximately $1 million. On June 26, 2002, the Company's wholly-owned subsidiary, Chiropractic USA, Inc. assigned its right to acquire the clinics to Southern Health Care, Inc., a newly formed Colorado holding company with no other assets, in exchange for a management agreement and franchise agreements. Southern Health Care, Inc. is wholly owned by Michael Gelmon and Cory Gelmon individually (the Gelmons are the chief executive officer and president of Chiropractic USA, Inc. and the Company, respectively). This assignment was undertaken at the request of the financial institution funding the acquisition to accommodate their desired organizational structure for the transaction. As part of the agreement, the Company agreed to issue an aggregate of 2,100,000 shares of its Class A common stock, valued at $315,000 ($0.15 per share), which was equal to the market price on the agreement date, to eight individuals, as guarantee fees on the related debt of Southern Health Care, Inc.

                               BANYAN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

7.   Proposed business transactions (continued):

     It is anticipated that the management agreement under which Chiropractic
       USA, Inc. will operate the clinics for Southern Health Care, Inc. will result in consolidating the operations of Southern Health Care, Inc. in the financial statements of Chiropractic USA, Inc. and as such will be included in the consolidated financial statements of the Company, as provided by Emerging Issues Task Force Consensus 97-2 relating to physicians practice management entities. Chiropractic USA, Inc. commenced operations of the clinics effective July 29, 2002.

     In May 2001, the Company entered into an agreement with the Company's president and its chief executive officer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (a Canadian corporation) and its intellectual property consisting of a business development plan to purchase existing franchise companies and to form an umbrella of operations to support the entities in exchange for 34,047,666 shares of the Company's Class A common stock, valued at $1,021,430 ($0.03 per share, the average market price of the Company's Class A common stock just prior to the proposal). The Company anticipates closing the transaction during the second half of 2002.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.

The Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net sales for the three-month period ended June 30, 2002 were $70,732, an increase of 80% over the same period in 2001. The increased sales are a result of strategic sales and marketing programs utilizing manufacturing representatives, inside sales personnel, and e-commerce.

Gross margin for the three-month periods ended June 30, 2002 and 2001 was $37,006 and $16,268, respectively. The improvement was primarily a result of more efficient purchasing techniques coupled with lower cost associated with labor with the relocation to the Alabama facility for DoubleCase.

Selling, general and administrative expenses for the three-months ended June 30, 2002 were $226,599 an increase of 55% compared to the three-month period June 30, 2001. The increase is due primarily to increased compensation cost at the Company's DoubleCase subsidiary.

Loss from continuing operations for the three-month period ended June 30, 2002 was $210,623 compared to $352,839 for the three-month period ended June 30, 2001. The 40% reduction is attributable primarily to the reduction in the realized loss on trading securities.

The Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30,
2001

Net sales for the six month period ended June 30, 2002 were $139,790, an increase of 56% over the same period in 2001. The increased sales are a result of strategic sales and marketing programs utilizing manufacturing representatives, inside sales personnel, and e-commerce.

Gross margin for the six month periods ended June 30, 2002 and 2001 was $71,510 and $31,856, respectively. The improvement was primarily a result of more efficient purchasing techniques coupled with lower cost associated with labor with the relocation to the Alabama facility for DoubleCase.

Selling, general and administrative expenses for the six months ended June 30, 2002 were $520,591 an increase of 25% compared to the six month period June 30, 2001. The increase is due primarily to increased compensation cost at the Company's DoubleCase subsidiary.

Loss from continuing operations for the six month period ended June 30, 2002 was $499,314 compared to $757,573 for the six month period ended June 30, 2001. The 34% reduction is attributable primarily to the reduction in the unrealized and realized losses on trading securities.

Liquidity and Capital Resources

The Company's financial statements for the six months ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2002, the Company reported a net loss of $499,314 and has a stockholders' deficit of $1,382,766. The
Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2001 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

The Company continued to meet its obligations by raising additional funds by selling 700,000 restricted shares of its Class A common stock in exchange for $60,560. On August 5, 2002, the Company announced that its wholly-owned subsidiary, Chiropractic USA, Inc., has concluded its transaction effective July 29, 2002 whereby it assumed the operation of a chain of chiropractic clinics in the Lake Charles, Louisiana area.

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

         None.

Item 3   Defaults upon senior securities

         None

Item 4   Submission of matters to a vote of securities holders

         None

Item 5   Other information

         None

Item 6   Exhibits and Reports on Forms 8-K

         (a)   Exhibits

               99.1
               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2

               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Banyan Corporation
                                    (Registrant)


Date: August 14, 2002               By: /s/ Michael Gelmon
                                       -------------------------
                                       Michael Gelmon
                                       Chief Executive Officer

Date: August 14, 2002               By: /s/ Cory Gelmon
                                       -------------------------
                                       Cory Gelmon
                                       Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Banyan Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Gelmon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/ Michael Gelmon

          Michael Gelmon
          Chief Executive Officer
          August 14, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Banyan Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cory Gelmon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/ Cory Gelmon

          Cory Gelmon
          Chief Financial Officer
          August 14, 2002