Form 10QSB
period 2002-09-30
BANYAN CORP /OR/
filed 2002-11-27
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26065

BANYAN CORPORATION
__________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at November 18, 2002
Class A common	17,591,846

BANYAN CORPORATION
TABLE OF CONTENTS
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheet as of September 30, 2002	3

	Condensed consolidated statements of operations for the three-month
	and nine-month periods ended September 30, 2002 and 2001	4

	Condensed consolidated statement of stockholders’ deficit
	for the nine- month period ended September 30, 2002	5

	Condensed consolidated statements of cash flows for the
	nine-month periods ended September 30, 2002 and 2001	6-7

	Notes to condensed consolidated financial statements	8-14

Item 2	Management’s discussion and analysis of financial
	condition and results of operations	15-16

Item 3	Controls and procedures	17

PART II - OTHER INFORMATION

Item 1	Legal proceedings	18

Item 2	Changes in securities and use of proceeds	18

Item 3	Defaults upon senior securities	18

Item 4	Submission of matters to a vote of securities holders	18

Item 5	Other information	18

Item 6	Exhibits and Reports on Form 8-K	18

BANYAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2002

ASSETS

Current assets
Cash and cash equivalents	$5,294
Accounts receivable, net	1,092,089
Trading securities	3,600
Inventories	2,225

Total current assets	1,103,208
Furniture, fixtures and equipment, net	174,977
Goodwill	52,000
Other assets, net	351,207

$1,681,392

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$551,053
Accrued salaries and related expenses	157,028
Accrued interest	319,571
Accrued other expenses (Note 4)	130,721
Notes payable:
Related parties	398,337
Others	485,885

Total current liabilities	2,042,595
Notes payable, other, net of current portion	783,333

Total liabilities	2,825,928

Commitments and contingencies (Note 4)

Stockholders’ deficit (Notes 2 and 3)
Preferred stock; no par value; 10,000,000 shares authorized:
Class A convertible preferred stock; 500,000 shares authorized;
187,190 issued and outstanding	334,906
Class B preferred stock; 500,000 shares authorized; none
issued and outstanding
Common stock; no par value; 60,000,000 shares authorized:
Class A; 50,000,000 shares authorized; 17,591,846 issued
and outstanding	4,214,996
Class B; 10,000,000 shares authorized; none issued and outstanding
Deferred compensation cost	(46,669)
Common stock to be issued	3,500
Accumulated deficit	(5,651,269)

Total stockholders’ deficit	(1,144,536)

$1,681,392

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Three months		Nine months
	ended September 30,		ended September 30,
	2002	2001	2002	2001

Patient services, net	$348,143		$348,143

Product sales, net	96,981	$234,945	236,771	$324,493
Cost of sales	58,104	81,806	126,384	139,498

Gross margin	38,877	153,139	110,387	184,995

Operating income	387,020	153,139	458,530	184,995

Patient care costs	122,350		122,350
Selling, general and administrative expenses	471,260	113,523	991,055	522,118
Provision for bad debts	14,726		14,726
Depreciation and amortization	5,883	6,707	6,679	15,621
Loss on sale of trading securities				161,485

Total operating expenses	614,219	120,230	1,134,810	699,224

(Loss) income from operations	(227,199)	32,909	(676,280)	(514,229)

Other income (expense)
Interest expense:
Related parties	(13,251)	(11,211)	(33,715)	(33,545)
Other	(13,320)	(3,651)	(19,830)	(9,165)
Unrealized gain (loss) on trading securities	5,000	4,919	(29,884)	(191,078)
Gain on investment borrowing		6,074	11,625	19,484

(Loss) income from continuing operations	(248,770)	29,040	(748,084)	(728,533)

Discontinued operations
Loss from operations of discontinued
subsidiary				(117,879)
Gain on disposal of subsidiary				159,078

				41,199

Net (loss) income	$(248,770)	$29,040	$(748,084)	$(687,334)

(Loss) income from continuing operations
per common share:
Basic and diluted	$(0.01)	$0.00	$(0.05)	$(0.06)

Net (loss) income per common share:
Basic and diluted	$(0.01)	$0.00	$(0.05)	$(0.06)

Weighted average number of common shares
outstanding – basic	17,450,071	13,214,395	15,476,201	11,438,243

diluted	17,450,071	13,217,741	15,476,201	11,438,243

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2002

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2002

	2002	2001

Cash flows used in operating activities:
Net loss	$(748,084)	$(687,334)
Adjustments to reconcile net loss to cash used
in operating activities:
Loss from discontinued operations		117,879
Gain on disposition of discontinued operations		(159,078)
Depreciation and amortization	6,679	15,621
Provisions for bad debts	14,726
Unrealized loss on trading securities	29,884	191,078
Gain on investment borrowing	(11,625)	(19,484)
Notes payable issued for legal fees	60,000
Stock issued for services	101,000	31,000
Stock options issued for services	56,000
Amortization of deferred compensation	21,000	9,332
Changes in assets and liabilities from continuing
operations:
Trading securities	15,166	371,556
Accounts receivable	(109,921)	(9,045)
Inventories	48,618	77,544
Other assets	3,309	300
Accounts payable and accrued expenses	389,167	57,094

Net cash used in operating activities	(124,081)	(3,537)

Cash flows used in investing activities:
Purchase of assets from Advanced Health Center, Inc.	(900,000)
Purchases of furniture, fixtures and equipment		(3,422)

Net cash used in investing activities	(900,000)	(3,422)

Cash flows from financing activities:
Proceeds from the sale of common stock	60,560	25,000
Payments on notes payable, related party	(11,250)	(120,000)
Payments on notes payable, other	(16,667)
Payments on investment borrowing	(10,625)	(10,016)
Proceeds from notes payable, other	1,000,000
Proceeds from notes payable, related party	6,250	233,750

Net cash provided by financing activities	1,028,268	128,734

Cash used in discontinued operations		(120,089)

Net increase in cash	4,187	1,686
Cash and cash equivalents, beginning of period	1,107	2,884

Cash and cash equivalents, end of period	$5,294	$4,570

(Continued)

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(CONTINUED)

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,668	$8,828

Supplemental disclosures of non-cash investing and
financing activities:

Class A common stock issued for guarantee and loan fees
in connection with issuance of notes paya ble (Note 8)	$345,000

Purchase of Advanced Health Care, Inc. (Note 8)
Fair value of assets acquired	$1,150,000
Notes payable issued	(200,000)
Fair value of common stock issued	(50,000)

Cash paid	$900,000

Class A common stock issued in satisfaction of accounts
payable		$38,000

Acquisition of Chiropractic USA goodwill in exchange
for Class A common stock		$60,000

Sale of TopListing.com Corporation
Carrying value of assets		$18,766
Liabilities		(142,844)
Reduction in notes payable in exchange		(35,000)

Gain on sale of subsidiary		$(159,078)

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

1.

Basis of presentation:

The unaudited consolidated financial statements of Banyan Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The condensed consolidated financial statements also include the accounts of the Southern Health Care, Inc. for the period beginning July 29, 2002 through September 30, 2002, in accordance with guidelines established under Emerging Task Force Issue 97-2 “Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc. (Note 8).

These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2001 Form 10-KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at September 30, 2002 and the condensed consolidated results of operations and cash flows nine month periods ended, September 30, 2002 and 2001.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders’ deficit and working capital deficiency of $1,144,536 and $939,387 respectively as of September 30, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include:

	1.	Raising working capital through additional borrowings.
	2.	Raising equity funding through sales of the Company’s common stock or preferred stock.
	3.	Revenues generated by the ongoing business due to the recent acquisition of the Advanced Heath Care facilities.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

Recently adopted accounting pronouncements:

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No.
142, Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with SFAS No. 142, the Company completed the initial transitional goodwill impairment test during the six months ended June 30, 2002. The Company determined that no impairment to goodwill exists at September 30, 2002. The Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002. The Company does not believe any impairment has occurred to its long-live assets at September 30, 2002.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

2.

Related party transactions:

During the three months ended March 31, 2002, the Company issued a note payable in exchange for cash of $6,250 to a family member of the Company’s chief executive officer. The note was repaid in July 2002.

In March 2002, the Company issued 300,000 shares of its Class A common stock, at $0.20 per share, which was equal to the market price on the agreement date, to an employee for compensation.
Accordingly, the Company recorded compensation expense of $60,000.

3.

Stock transactions:

In February 2002, the Company issued 200,000 shares of its Class A common stock at $0.05 per share, which was equal to the closing market price on the agreement date, for cash consideration of $10,000.

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

In June 2002, the Company issued 750,000 shares of its Class A common stock, at $0.18 per share, which was equal to the market price on the agreement date, to a consultant for future services to be performed over a twelve month period beginning July 2002. Accordingly, $135,000 was recorded as deferred compensation cost to be amortized over the one-year term of the agreement. During the three months ended September 30, 2002, the Company and the consultant agreed to cancel the agreement and the shares were returned to the Company, and the deferred compensation was reversed.

During the nine months ended September 30, 2002, the Company issued an aggregate of 500,000 shares of its Class A common stock at $0.10 per share, for total cash consideration of $50,560.

In July 2002, the Company’s chief executive officer and chief financial officer each transferred 100,000 shares of the Company’s Class A common stock held in their names, to a consultant for services. The Company accounted for the transfer as a capital contribution by the chief executive officer and chief financial officer aggregating $26,000, or $0.13 per share, which was equal to the market price of the Class A common stock on the agreement date, and the Company recorded consulting expense of $26,000.

In July 2002, the Company issued 20,000 shares of its Class A common stock, at $0.15 per share, which was equal to the market price on the agreement date, to settle a threatened claim.

In September 2002, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at $0.10 per share to consultants for services to be provided to the Company. These options are exercisable through September 2007. The options vest immediately and were valued at $0.056 per share based upon the Black-Sholes option-pricing model, resulting in recognition of compensation expense of $56,000.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

4.

Commitments and contingencies:

A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the nine months ended September 30, 2002 and 2001 the Company incurred approximately $60,000 and $68,000, respectively, on behalf of the former president. Of the $60,000 incurred in 2002, $15,000 was paid by the former president and chief executive officer, and the Company issued a note payable to the former president and chief executive officer for $15,000. The note bears interest at 8%, is unsecured, and is due in December 2002. The Company issued a note payable for $45,000 to the law firm representing the former president and chief executive officer in exchange for legal services provided. The $45,000 note is non-interest bearing and is due in five monthly payments of $2,000, beginning in November 2002, plus a final payment of $35,000 on April 1, 2003.

In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company paid approximately $27,000 of the settlement amount through September 30, 2001. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The remaining amount due of approximately $131,000 is included in accrued other expenses and at September 30, 2002. Interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

5.

Other liabilities:

In September 2000, the Company entered into an agreement with an unrelated entity under which the Company borrowed 50,000 shares of Inform World Wide Holdings, Inc. (“IWWH”) registered common stock, valued at the quoted market price at the date of receipt of $162,500. In exchange, under the terms of the agreement the Company agreed to return 50,000 shares IWWH registered common stock, plus 2,000 shares representing interest, for each month the borrowing is outstanding until January 31, 2001. The Company is assessed a penalty of 1,500 shares per month beginning February 1, 2001 until all of the registered shares have been returned. In July 2001, the Company reached a settlement for repayment of the 70,500 shares owed as of July 1, 2001. The Company paid $10,016 cash in lieu of shares, and was to pay $5,000 cash in December 2001, and return 37,500 shares of IWWH stock in December 2001. During the three months ended September 30, 2002, the Company paid $10,625 to settle the amount due.

6.

Major customers and business segments:

During the nine months ended September 30, 2002, the Company’s largest customer accounted for approximately 44% of sales, all from the carrying case business. During the three months ended September 30, 2002, the same customer accounted for approximately 21% of sales, all from the carrying case business. No customer accounted for 10% or more of the patient services revenues during the three months ended September 30, 2002.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

6.

Major customers and business segments (continued):

The Company operates in two business segments: revenues from the product sales of carrying cases and revenues generated from patient services. The Company evaluates performance based on operating earnings of the respective business units.

During the nine months ended September 30, 2002, the segment results were as follows:

	Carrying	Patient
	Cases	Services	Corporate	Total

Revenues	$236,771	$348,143		$584,914
Segment operating gain (loss)	(137,657)	78,575	$(617,198)	(676,280)
Total assets	67,277	1,362,285	251,830	1,681,392

During the three months ended September 30, 2002, the segment results were as follows:

	Carrying	Patient
	Cases	Services	Corporate	Total

Revenues	$96,981	$348,143		$445,124
Segment operating gain (loss)	(17,769)	78,575	$(288,005)	(227,199)
Total assets	67,277	1,362,285	251,830	1,681,392

7.

Proposed business transaction:

In May 2001, the Company entered into an agreement with the Company’s chief executive officer and its chief financial officer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (a Canadian corporation) and its intellectual property consisting of a business development plan to purchase existing franchise companies and to form an umbrella of operations to support the entities in exchange for 34,047,666 shares of the Company’s Class A common stock, valued at $1,021,430 ($0.03 per share, the average market price of the Company’s Class A common stock just prior to the proposal). The Company expects to close the transaction on November 30, 2002. The Company will issue 24,000,000 shares in connection with the closing and will issue the remaining shares pending an increase in the Company’s authorized shares.

8.

Business combination:

In September 2001, the Company, entered into an agreement with Advanced Health Center, Inc. of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for approximately $1 million. On June 26, 2002, the Company’s wholly-owned subsidiary, Chiropractic USA, Inc. assigned its right to acquire the clinics to Southern Health Care, Inc., (”Southern”) a newly formed Colorado holding company with no other assets, in exchange for a management agreement and franchise agreements. Southern is wholly owned by the chief executive officer and the chief financial officer of the Company. This assignment was undertaken at the request of the financial institution funding the acquisition to accommodate their desired organizational structure for the transaction. On July 29, 2002, Southern completed the acquisition of Advanced Health Center, Inc. (“Advanced”). Southern acquired accounts receivable of $973,469 and furniture, fixtures and equipment of $176,531 in exchange for $900,000 cash, notes payable of $200,000 and the Company issued 277,778 shares of its Class A common stock valued at $50,000, ($0.18 per share) which was equal to the market price on the agreement date.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

8.

Business combination (continued):

The Company financed the purchase from the proceeds of a note payable of $1,000,000 from a financial institution. The note has a term of three years, accrues interest at the one-month LIBOR rate plus 3.40%, which was 5.22% at September 30, 2002, and is due in monthly installments of $16,667 plus accrued interest until the final payment at which time all remaining accrued interest and principal amounts are due. The $200,000 of notes payable issued for the acquisition of Advanced’s assets consists of two notes payable of $150,000 and $50,000 issued to the seller. The notes are due in January 2003 and accrue interest at 10% per annum.

Through the management services agreement, the Company has a significant long-term controlling financial interest in Southern and, therefore, in accordance with guidelines established under Emerging Task Force Issue 97-2 “Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements,” consolidates the results of Southern with those of the Company. Accordingly, net patient revenues are presented in the accompanying condensed consolidated statements of operations. All significant inter-company accounts and transactions, including management fees, have been eliminated in consolidation.

As part of the agreement, the Company agreed to issue an aggregate of 2,300,000 shares of its Class A common stock, valued at $345,000 ($0.15 per share), which was equal to the market price on the agreement date, to eight individuals, as guarantee and loan fees on the financial institution debt of Southern Health Care, Inc. Included in the eight individuals was the Company’s chief executive officer its chief financial officer, who received 1,200,000 shares, in aggregate, as guarantors and indemnifiers of the other guarantors of the loan. The guarantee and loan fees are being amortized over the three-year term of the loan.

The following unaudited pro forma financial information for the nine months ended September 30, 2002 and year ended December 31, 2001, give effect to the above transaction as if it had occurred at the beginning of each respective period:

	Nine months ended	Year ended
	September 30, 2002	December 31, 2001

Revenue	$1,885,809	$2,375,460
Net loss	$(573,601)	$(498,519)
Loss per share	$(0.04)	$(0.04)

9.

Subsequent event:

On October 10, 2002, the Company’s board of directors initiated a plan to sell the Company’s wholly-owned subsidiary, DoubleCase Corporation. On October 30, 2002, the Company sold all of the common shares of its wholly-owned subsidiary DoubleCase Corporation (“DoubleCase”) to Global Case Corporation for cash consideration of $1. At the date of disposition, the liabilities exceeded the fair value of the assets of DoubleCase by approximately $620,000.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

9.	Subsequent event (continued): The following pro forma condensed consolidated balance sheet gives effect to the sale of DoubleCase as if it occurred on September 30, 2002:

	Banyan	Pro Forma	Pro Forma Banyan
	Corporation	Disposition of	Corporation
	and Subsidiaries	DoubleCase	and Subsidiaries
	(Historical)
ASSETS:
Current assets:
Cash	$5,294	$(1,933)	$3,361
Accounts receivable	1,092,089	(50,322)	1,041,767
Inventories	2,225	(2,225)
Trading securites	3,600		3,600

Total current assets	1,103,208	(54,480)	1,048,728

Furniture and equipment, net	174,977	(3,660)	171,317
Goodwill	52,000		52,000
Other assets, net	351,207	(9,137)	342,070

	578,184	(12,797)	565,387

	$1,681,392	$(67,277)	$1,614,115

LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	$528,136	$(170,403)	$357,733
Accrued salaries and related	157,028	(157,028)
Accrued interest	319,571	(267,905)	51,666
Accrued other expense	130,721		130,721
Notes payable:
Related parties	404,587	(95,234)	309,353
Other	1,285,885		1,285,885

Total liabilities (all current)	2,825,928	(690,570)	2,135,358

Stockholders equity (deficit)	(1,144,536)	623,293	(521,243)

	$1,681,392	$(67,277)	$1,614,115

The following pro forma condensed consolidated statements of operations for the nine months ended September 30, 2002 and the year ended December 31, 2001, give effect to the sale of DoubleCase as if it occurred on January 1, 2002 and January 1, 2001, respectively. The pro forma adjustments are recorded to exclude the operations of DoubleCase from the consolidated statements of operations of the Company for the periods presented:

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

9.	Subsequent event (continued): Nine months ended September 30, 2002:

	Banyan	Pro Forma	Pro Forma Banyan
	Corporation	Disposition of	Corporation
	and Subsidiaries	DoubleCase	and Subsidiaries
	(Historical)

Sales, net	$584,914	$(236,771)	$348,143
Cost of sales	126,384	(126,384)

Gross margin	458,530	(110,387)	348,143
Selling, general and administrative	1,143,478	(248,044)	895,434

Loss from operations	(684,948)	137,657	(547,291)
Other income (expense)	(63,136)	15,813	(47,323)

Net loss	$(748,084)	$153,470	$(594,614)

Net loss per share, basic and diluted	$(0.05)		$(0.04)

Weighted average number of shares
outstanding, basic and diluted	15,476,201		15,476,201

Year ended December 31, 2001:

	Banyan	Pro Forma	Pro Forma Banyan
	Corporation	Disposition of	Corporation
	and Subsidiaries	DoubleCase	and Subsidiaries
	(Historical)

Sales, net	$409,425	$(409,425)
Cost of sales	175,075	(175,075)

Gross margin	234,350	(234,350)
Selling, general and administrative	1,046,249	(391,479)	654,770

Loss from operations	(811,899)	157,129	(654,770)
Other income (expense)	(158,510)	14,238	(144,272)

Net loss	$(970,409)	$171,367	$(799,042)

Net loss per share, basic and diluted	$(0.08)		$(0.07)

Weighted average number of shares
outstanding, basic and diluted	11,744,684		11,744,684

Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations

The results of operations include the accounts of the Southern Health Care, Inc. for the period beginning July 29, 2002 through September 30, 2002, in accordance with guidelines established under Emerging Task Force Issue 97-2 “Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” The Company meets all six of the requirements for a controlling financial interest that would result in the consolidation of Southern Health Center, Inc. The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein which are prepared in accordance with generally accepted accounting principles for interim financial information.

The Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001:

Net product sales for the three-month period ended September 30, 2002 were $96,981, a decrease of 59% from the same period in 2001. The gross margin for the three-month period ended September 30, 2002, was $38,877, a decrease of 75% from the same period in 2001. During the three-months ended September 30, 2001, the Company shipped an order to a major corporate customer, which accounted for 71% of the sales for the period. Although the Company initiated strategic sales and marketing programs and improved purchasing, and was able to reduce labor costs, these improvements were not sufficient to offset reduced demand for carrying cases.

Net patient services for the three-month period ended September 30, 2002 were $348,143. There were no corresponding services for the same period in 2001.

Selling, general and administrative expenses for the carrying case segment for the three-months ended September 30, 2002 were $56,646, a decrease of 13% compared to the three-month period ended September 30, 2001. The decrease is the result of reduced operations during the current quarter.

Operating expenses for the chiropractic services segment for the three-months ended September 30, 2002 were $260,900. There were no corresponding selling, general and administrative expenses for the same period in 2001 except for amortization of deferred compensation of $6,999.

Loss from continuing operations for the three-month period ended September 30, 2002 was $248,770 compared to income from operations of $29,040 for the three-month period ended September 30, 2001. The change is a result of increased selling, general and administrative expenses in the corporate operations during 2002.

The Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001:

Net product sales for the nine-month period ended September 30, 2002 were $236,771, a decrease of 27% from the same period in 2001. The gross margin for the nine-month period ended September 30, 2002, was $110,387, a decrease of 40% from the same period in 2001. Although the Company initiated strategic sales and marketing programs and improved purchasing, and was able to reduce labor costs, these improvements were not sufficient to offset reduced demand for carrying cases.

Net patient services for the nine-month period ended September 30, 2002 were $348,143. There were no corresponding services for the same period in 2001.

Operating expenses for the carrying case segment for the nine-months ended September 30, 2002 were $248,044, an increase of 123% compared to the nine-month period ended September 30, 2001. The increase is the result of increase payroll and consulting expenses during the current year.

Operating expenses for the chiropractic services segment for the nine-months ended September 30, 2002 were $260,900. There were no corresponding selling, general and administrative expenses for the same period in 2001 except for amortization of deferred compensation of $11,332.

Loss from continuing operations for the nine-month period ended September 30, 2002 was $748,084 compared to a loss of $728,533 for the nine-month period ended September 30, 2001.

Liquidity and Capital Resources

The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2002, the Company reported a net loss of $748,084 and has a stockholders' deficit of $1,144,536. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2001 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

The Company was able to meet its obligations through net cash of $1,028,268 provided by financing activities, which was used to offset cash used in operations of approximately $124,000 and $900,000 used in the business combination. The Company’s patient services segment was cash flow positive for the period since acquisition, July 29, 2002 through September 30, 2002. The Company expects to meet its ongoing liquidity needs from the cash flows generated by the patient services segment and through additional borrowings and raising equity funding through the sales of the Company’s common stock. There can be no assurances that this segment will continue to be cash flow positive, however, the Company expects that its operations will improve as a result of the acquisition of Southern and the subsequent disposition of DoubleCase.

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

Item 3 – Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II – OTHER INFORMATION

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

99.3

Management agreement between Southern Health Care, Inc. and Chiropractic USA, Inc.

	(b)	Reports on Form 8-K

Form 8-K filed July 9, 2002 – for the purpose of notification of assignment of the purchase contract from Chiropractic USA, Inc. to Southern Health Care, Inc.

Form 8-K filed August 6, 2002 – for the purpose of notification of commencement of
Chiropractic USA, Inc. management agreement with Southern Health Care, Inc.

Form 8-K filed on September 11, 2002 – for the purpose of announcing August 2002, revenues and press release.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Corporation
(Registrant)

Date:	November 26, 2002	By: /s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer

Date:	November 26, 2002	By: /s/ Cory Gelmon
Cory Gelmon
Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Gelmon, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Banyan Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in lig ht of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5.	The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ MICHAEL GELMON
Michael Gelmon
Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cory Gelmon, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Banyan Corporation;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsib le for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5.	The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ CORY GELMON
Cory Gelmon
Chief Financial Officer

Exhibit 99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Banyan Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Gelmon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
/s/ Michael Gelmon Michael Gelmon Chief Executive Officer November 26, 2002

Exhibit 99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Banyan Corporation (the “Company”) on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cory Gelmon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
/s/ Cory Gelmon Cory Gelmon Chief Financial Officer November 26, 2002