Form 10KSB
period 2002-12-31
BANYAN CORP /OR/
filed 2003-04-25
CIK 1086473

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
Commission File Number 0-26065
BANYAN CORPORATION
(Exact name of registrant as specified in Its charter)

Oregon	84-1346327

(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Suite 500, 1925 Century Park East, Los Angeles, CA 90067
(Address of Principal Executive offices)           (Zip Code)

Registrant's telephone number, with area code: (800) 808-0899
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock of $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

State Issuer's Revenues for its most recent fiscal year. $798,128

Aggregate market value of the voting stock held by non-affiliates of registrant: $3,810,210 as of April 10, 2003

Number of shares outstanding as of April 10, 2003: Class A Common 47,093,738 Class A preferred stock 187,190

Documents incorporated by reference: Yes [XX]   No

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

MATERIAL CHANGES

In 2002, the Company issued 29,517,778 shares of its Class A common stock. There have been no repurchase, retirements, splits or dividends of the Company's Class A common stock during 2002 or 2001. On December 31, 2002, there were 43,451,846 shares of the Company's Class A common stock and 187,190 shares of the Company's Class A preferred stock issued and outstanding.

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its Class A common stock to the shareholders of FSN, Michael and Cory Gelmon, who are also the Company’s chief executive and chief financial officer, respectively, on November 30, 2002. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders. Accordingly, the assets of FSN have been recorded at the transferor’s historical cost basis, which is zero, as FSN had no assets as of the acquisition date and had not commenced operations and expenses since inception are not material. At December 31, 2002, Michael and Cory Gelmon hold 27,040,000 shares of Class A common stock, or approximately 62% of the issued and outstanding Class A common stock. As of April 10, 2003, there are 10,047,666 shares to be issued to Cory and Michael Gelmon for the acquisition of Franchise Support Network, Inc. when they become available for issue.

In September 2001, the Company, entered into an agreement with Advanced Health Center, Inc. (“Advanced”) of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for $1,150,000. On June 26, 2002, the Company’s wholly-owned subsidiary, Chiropractic USA, Inc. assigned its right to acquire the clinics to Southern Health Care, Inc., (”Southern”) a newly formed Colorado holding company with no other assets, in exchange for a management agreement and franchise agreements. Southern is wholly owned by the chief executive officer and the chief financial officer of the Company. This assignment was undertaken at the request of the financial institution funding the acquisition to accommodate their desired organizational structure for the transaction. On July 29, 2002, Southern completed the acquisition of Advanced. Southern acquired accounts receivable of $973,469 and furniture, fixtures and equipment of $176,531 in exchange for $900,000 cash, notes payable of $200,000 and the Company issued 277,778 shares of its Class A common stock valued at $50,000.

On October 10, 2002, the Company’s board of directors initiated a plan to sell the Company’s wholly-owned subsidiary, DoubleCase Corporation. On October 30, 2002, the Company sold all of the common shares of its wholly-owned subsidiary DoubleCase Corporation (“DoubleCase”) to Global Case Corporation for cash consideration of $1. At the date of disposition, the liabilities exceeded the fair value of the assets of DoubleCase by approximately $656,000. During the period ended October 30, 2002 and the year ended December 31, 2001, DoubleCase had revenues of approximately $212,800 and $409,400, respectively, and net losses of approximately $188,800 and $210,800, respectively.

In May 2001, the Company entered an agreement with Cory and Michael Gelmon for the purchase of the Chiropractic USA business plan for what would become Chiropractic USA, Inc., a wholly owned subsidiary of the Company, which was incorporated as a Colorado company. Chiropractic USA, Inc. has been established to roll out the franchising and acquisition of chiropractic clinics across the United States. The Company issued 2,000,000 shares of its Class A common stock, valued at $60,000 ($0.03 per share, which was equal to the closing market price on the agreement date) as consideration for the business plan.

In May 2001, the Company entered into management agreements with Cory and Michael Gelmon to act as president and chief executive officer, respectively, of the Company. Michael and Cory Gelmon were also appointed directors of the Company.

During 2002, Lloyd Parrish resigned as a director of the Company. Currently, only Michael and Cory Gelmon are serving as directors of the Company. Lawrence Stanley, the previous president and chief executive officer resigned his positions and subsequently resigned as a director of the Company on October 1, 2001. Jeffrey Rhodes resigned as a director of the Company on April 27, 2001.

In June 2001, the Company settled its lawsuit with Inform Worldwide Holdings, Inc. A mutual release was exchanged between the companies with the lawsuits being withdrawn. In addition, as part of the settlement, Inform Worldwide Holdings, Inc. purchased a substantial portion of the Inform Worldwide Holdings, Inc. shares owned by the Company for $176,962.

On November 1, 1999, the Company entered into an asset purchase agreement to purchase the assets of Showcase Technologies, L.L.C. (a New York Limited Liability Corporation) from Alan Hillsberg. These assets comprised the product lines of TopListing/Designer Studio and Showcase carrying cases for notebook computers. The TopListing/Designer Studio assets and product line were placed into TopListing.com Corporation, a Colorado corporation which was a wholly-owned subsidiary of the Company. The Showcase assets and product line, comprised of notebook computer carrying cases, were placed into DoubleCase Corporation, a Kansas corporation wholly owned by the Company. In June 2001, the Company sold all of the common shares of TopListing.com to the former president of the Company in exchange for a reduction of $35,000 in notes payable to him. During the period ended June 4, 2001, TopListing.com Corporation had revenues of approximately $32,300 and a net loss of approximately $117,900.

EMPLOYEES

Banyan currently employs one part time and two, full time employees. In addition, Southern Health Care, Inc. employs twenty-six full time employees at its Lake Charles, Sulphur and Iowa, Louisiana locations.

BUSINESS

Banyan Corporation is a publicly traded holding company focused on implementation of the Chiropractic USA development plan.

CHIROPRACTIC USA, INC.

In May, 2001 the Company acquired the Chiropractic USA development and consolidation plan for chiropractic clinics. Chiropractic USA, Inc. ("CUSA") was incorporated in Colorado in May 2001 to operate the plan. CUSA is currently based in Los Angeles, California, to create the first national brand of chiropractic clinics in the United States. The chiropractic market has not experienced consolidation or branded cohesion of any kind on a national scale. Corporately owned or franchised clinics will operate pursuant to a uniform business and operating format under the CUSA corporate identity banner, and will enjoy access to the major insurers as approved practitioners. Tremendous economies of scale exist for CUSA clinics including comprehensive marketing and advertising, strengthened purchasing power, availability of malpractice insurance under the corporate banner, and efficient back office and account functions, thereby creating a competitive edge in the marketplace.

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

The clinics purchased by Southern Health Care, Inc., in July of 2002, began operations under a comprehensive management and operations agreement. The management agreement under which Chiropractic USA, Inc. will operate the Louisiana Clinics for Southern Health Care, Inc. will result in consolidating the operations of Southern Health Care, Inc. into the financial statements of Chiropractic USA, Inc. and as such will be included in the consolidated financial statements of the Registrant, as provided by Emerging Issues Task Force Consensus 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.

In addition to CUSA's management team, which is conversant in both chiropractic care and franchising, Dr. Terry Yochum, an illustrious member of the chiropractic community, is the chairman of the advisory board of CUSA. His textbook, Essentials of Skeletal Radiology is a required text at every chiropractic college in the world and is used as a reference source at over one hundred medical schools. He is currently director of the Rocky Mountain Chiropractic Radiological Center in Denver, Colorado as well as an instructor in Skeletal Radiology at the University of Colorado School of Medicine in Denver.

In December, 2002, CUSA announced an agreement in principle with world renowned Chiropractic Coach Dr. CJ Mertz to collectively proceed with the development of CUSA’s national franchise program. Dr. Mertz had a large volume practice in California before starting Waiting List Practice seminars in 1986. Through an outpouring of peer requests nationwide, Dr. Mertz became “Coach CJ” and founded The Waiting List Practice Chiropractic Training Organization (www.teamwlp.com). Since 1984, Coach CJ has traveled almost three million miles teaching more than six hundred seminars. He has trained with nearly seven thousand chiropractors and has visited over one thousand private practices. Team WLP has successfully built more practices seeing greater than four hundred patient visits per week profitably, than any other coaching program in history. Dr. Mertz has received numerous awards from the chiropractic profession including Chiropractor of the Year, Entrepreneur of the Year, and a Humanitarian Award. Currently Coach CJ is one of the most sought after speakers in the world. He has been the lead speaker for Parker Seminars; New Beginnings; Quest Seminars; Canadian Masters; Chiropractic Biophysics; Australian Dynamic Growth and nearly every major

Chiropractic College. Coach CJ has revolutionized chiropractic training with the creation of the ProSkills TM Coaching Program. Since developing these practice tools, troubleshooting for over 6,000 chiropractors has become a science for Coach CJ.

The agreement in principle sees Dr. Mertz becoming an immediate shareholder in the Company and allows for a significant equity position to be earned over time. CUSA will utilize Team WLP in its system to encourage maximum potential for its franchisees. Additionally, Dr. Mertz will have a significant role in positioning the franchise for maximum growth potential as well as strategic planning and execution.

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

Benefits for Franchisees

CUSA offers the following advantages to its franchisees:

  Recognized national brand with uniform logo, clinic design, and operating systems.
  Centralized accounting, marketing, billing, collections, and interface with insurers.
  Economies of scale relative to national and regional marketing and advertising programs.
  Franchised clinics allow the doctor to focus on patients, while the Company focuses on business administration.
  Preferential financing packages for start up practitioners.
  CUSA practitioners will be on the approved list of major insurance carriers. Practitioners must meet the highest level of industry standards for inclusion as CUSA doctor.

Current Status

While CUSA intends to grow rapidly by way of utilizing its franchise model, it began it’s operations by purchasing three chiropractic clinics from Advanced Health Center, Inc. of Lake Charles, Louisiana. All three facilities are well established with thriving practices and are fully equipped with an array of state-of-the-art chiropractic equipment. On a consolidated basis, the three clinics grossed approximately $800,000 in revenues for the period beginning July 29, 2002 through December 31, 2002.

On March 31, 2003, Banyan Corporation announced that its subsidiary, CUSA, Inc. entered into a franchise agreement with Dr. Bruce Wong of Honolulu, Hawaii to convert his exceptional practice into CUSA’s first franchisee location. In addition, CUSA and Dr. Wong have entered an area development agreement for the development of CUSA franchised chiropractic clinics in the State of Hawaii. The franchise agreement converts Wong Family Chiropractic, one of the most successful chiropractic operations in the United States, into a CUSA franchisee, effective June 1, 2003. In addition, Dr. Jae Chang, an associate practicing with Dr. Wong, has been approved as a CUSA franchisee and will be opening his own CUSA franchise clinic in Honolulu this summer.

Dr. Wong has also entered into an extensive Area Development Agreement with CUSA that will see him develop up to 100 Chiropractic USA Clinics in Hawaii over the term of the agreement.

Currently, CUSA is in negotiations with various other potential area developers for the franchise rollout. We anticipate closing some of these agreements by the end of the second quarter of 2003. In addition, CUSA is conducting various other negotiations and reviews of other opportunities for further acquisitions.

BANYAN FINANCIAL SERVICES, INC.

On April 8, 2003, Banyan Corporation announced the creation of Banyan Financial Services, Inc. (Banyan Financial) (a Colorado corporation), a wholly-owned subsidiary, to provide practice finance solutions to the Chiropractic, Medical, Dental and Healthcare communities. Initially created to assist CUSA franchisees and the Chiropractic community by offering affordable practice finance options, Banyan Financial will serve other healthcare professionals and the healthcare services community as well.

Banyan Financial, headquartered in New Jersey, announced the appointment of Mark Eric Bailey as President. Whereas Banyan Corporation's President, Cory Gelmon and CEO, Michael Gelmon are franchise lawyers who created Domino's Pizza of Canada Ltd. and built the Domino's system in Canada to 200 stores before selling out, Mr. Bailey has been actively engaged in real estate, development and business finance for the past 25 years. He founded Capital4Healthcare and Capital4Business years ago to serve the healthcare and small business communities respectively.

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

DOUBLECASE CORPORATION

On October 30, 2002, the Registrant sold all of the common shares of its wholly-owned subsidiary, DoubleCase Corporation ("DoubleCase") to Global Case Corporation.

DoubleCase Corporation, was a wholly owned subsidiary of the Company and was involved in the design, manufacturing and marketing of personal computer accessory products, most notably a line of hard-sided carrying cases for notebook computers and portable electronic devices.

ITEM 2.         DESCRIPTION OF PROPERTY

The Company, and its wholly-owned subsidiary CUSA share office space in Los Angeles, California at 1925 Century Park East, Suite 500 under an office sharing arrangement for approximately $250 per month. Additionally, Southern Health Care Inc. leases three facilities for its Lake Charles, Sulphur and Iowa chiropractic clinics, located at 2301 East Prien Lake Road, 700 East Miller Avenue and 1546 East Napoleon, respectively, for aggregate monthly rents of $9,500.

ITEM 3.         LEGAL PROCEEDINGS

A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual affect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the years ended December 31, 2002 and 2001 the Company has spent approximately $60,000 and $75,000 on behalf of the former president.

In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The shares of IWWH Class A preferred stock were transferred to the brokerage firm. The brokerage firm has not notified the Company if the shares have been liquidated and applied to amounts owed by the Company. During 2002, the Company wrote off the value of the IWWH Class A preferred stock recorded on its books, since the Company is unable to determine what the disposition of the IWWH Class A preferred stock was, if any. The amount due of approximately $141,200 is included in other liabilities and at December 31, 2002 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

In June 2001, the Company settled litigation against IWWH, whereby certain contractual obligations to convert preferred stock of IWWH to “freely trading” common stock of IWWH did not proceed as anticipated. As part of the settlement, the Company sold a substantial portion of its shares of IWWH stock to IWWH in exchange for $176,972.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2002.

Part II.

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                        MATTERS

(a) The Company's common stock was quoted on the pink sheets under the symbol "BANY." On March 6, 2002 the Company commenced trading on the OTCBB under the symbol "BANY". The following table sets forth the high and low bid prices as reported by the National Association of Securities Dealers (NASD) for the periods ending December 31, 2002 and prior. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

High Low

2002

	HIGH	LOW
Fourth Quarter	0.17	0.07
Third Quarter	0.21	0.08
Second Quarter	0.25	0.17
First Quarter	0.25	0.05

2001

	HIGH	LOW
Fourth Quarter	0.07	0.03
Third Quarter	0.13	0.04
Second Quarter	0.16	0.02
First Quarter	0.08	0.03

(b) As of December 31, 2002, there were approximately 440 holders of the Company's common stock according to our transfer agent. This figure excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

(c) No dividends were paid during the year ended December 31, 2002.

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS OR PLAN OF OPERATION:

The following information should be read in conjunction with the audited consolidated financial statements included herein which are prepared in accordance with accounting principles generally accepted in the United States of America.

The independent auditors' report on the Company's consolidated financial statements as of and for the year ended December 31, 2002 includes a "going concern" paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The Year Ended December 31, 2002 compared to the year ended December 31, 2001:

Patient revenues from the date of acquisition of Southern Health Care, Inc., July 29, 2002 through December 31, 2002 were $798,128. During 2001, no clinics were owned and therefore there were no patient revenues.

Patient care costs from the date of acquisition of Southern Health Care, Inc., July 29, 2002 through December 31, 2002 were $339,678. These include the chiropractic doctors’ and related salaries and benefits and other ancillary expenses.

Selling, general and administrative expenses of $1,292,821 for the year ended December 31, 2002, include stock based compensation expense of $336,300. Other expenses include salary and wages, legal and other professional fees, rent and other.

Other expenses for the year ended December 31, 2002 totaled $104,375 compared to $195,955 for the year ended December 31, 2001. The reduction was due primarily to the difference in the unrealized loss on trading securities.

In October 2002, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, DoubleCase Corporation to an unrelated party. The sale resulted in a gain on the sale of the subsidiary of $656,168, which was offset by losses from operations of the discontinued subsidiary of $188,753. For the year ended December 31, 2001 losses from operations of the discontinued subsidiaries (DoubleCase and TopListing) were $328,659.

Loss from operations increased from $615,357 in 2001 to $834,371 in 2002. The increase in loss from operations was due to primarily to the increase in salary expense at the corporate level reflecting the increase of both Michael and Cory Gelmon from part-time to full-time status and for the increase in stock-based compensation. The Company’s increase in these expenses is reflected in the disposal of DoubleCase Corporation, the acquisition of the Lake Charles clinics and the execution of the franchise plan and preparation for roll out during 2003.

The decrease in other expenses from $185,471 to $98,375 is the result of the change in unrealized losses on trading securities offset by an increase in interest expense. The Company's net loss of $465,331 for the year ended December 31, 2002 was $505,078 less than the net loss of $970,409 for the previous year. This was due primarily to the change in unrealized loss on trading securities decreasing from $161,220 in 2001 to $43,025 during 2002, and the decrease in the loss from discontinued operations of $328,659 during 2001 compared to $188,753 during 2002. The gain on the disposal of subsidiaries of $656,168 during 2002 compared to $159,078 in 2001 accounted for the remaining change in the Company’s net loss for the year.

Liquidity and Capital Resources

During 2002, Banyan Corporation increased cash flows used in investing activities from $3,101 in 2001, which represents small purchases of equipment to $900,000 in 2002, which represents the cash paid in the acquisition of Advanced Health Care Inc. This increase in cash outflows was funded by proceeds from long-term debt from a financial institution of $1,000,000.

Other cash inflows from financing activities of $149,310 were from additional borrowings and the sales of the Company’s common stock for $56,250 and $93,060, respectively. Other cash outflows from financing activities of $103,635 were for the repayment of notes payable, long-term debt and the settlement of the investment borrowing.

Over the next twelve months, a positive cash flow is expected to be produced from the chiropractic clinics and cash flow generated from franchise revenue streams. These cash flows are expected to meet of the cash needs of Company. We do not anticipate that additional funds will need to be raised for daily operating activities. Further, there are no expected plans for purchase of additional facilities over the next twelve months but we will investigate each opportunity on an individual basis.

Expected Plan of Operations

The restructuring of Banyan Corporation, including the disposal of DoubleCase Corporation and acquisition of the Lake Charles clinics has aligned the Company’s direction over the next 12 months. It has been the goal of Banyan to establish a national franchise group of chiropractors and take advantage of economies of scale. We have launched our franchise program by signing up the first franchisee during the first quarter of 2003. We anticipate a fast ramp up of clinics signing up with Chiropractic USA over the next twelve months. We anticipate in excess of 20 clinics by the end of 2003. As for now, we do not believe we will purchase any additional clinics during 2003 even though we will examine closely any potential opportunities. Banyan Financial Services will be in place during 2003 and begin funding projects during the period. We anticipate positive cash flow being produced from all subsidiaries of Banyan during 2003.

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

We believe that the following are some of the more critical accounting policies that currently affect our financial condition and results of operations:

  impairment of long-lived assets
  stock based compensation
  legal contingencies

Impairment of long-lived assets

Goodwill, arising from the acquisition of the Chiropractic USA development plan, represents the purchase price in excess of the amounts assigned to the net of the amounts assigned to assets acquired and liabilities assumed. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Legal Contingencies

We are currently involved in certain legal proceedings. As discussed in Note 11 of our consolidated financial statements, as of December 31, 2002, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, of the effectiveness of our strategies, related to these proceedings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (Fin No. 45). Fin No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guaranty. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. The Company is currently addressing the impact, if any, Fin No. 45 may have on the financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by forward-looking statements, including but not limited to variability in operating results, the ability of the Company to find and retain qualified personnel, and the risk that the demand for the Company’s services will not continue.

ITEM 7.         FINANCIAL STATEMENTS

The financial statements are attached hereto.

BANYAN CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

BANYAN CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Independent auditors’ report	1

Consolidated financial statements:

Consolidated balance sheet	2

Consolidated statements of operations	3

Consolidated statements of stockholders’ equity (deficit)	4- 5

Consolidated statements of cash flows	6- 7

Notes to consolidated financial statements	8 - 25

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Banyan Corporation

We have audited the accompanying consolidated balance sheet of Banyan Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered a net loss of $465,331 during the year ended December 31, 2002 and has a stockholders’ deficit and working capital deficiency of $572,983 and $339,438, respectively, at December 31, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 10, 2003

BANYAN CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$49,177
Accounts receivable, net of allowance of $24,600	1,027,777

Total current assets	1,076,954

Furniture, fixtures and equipment, net (Note 4)	150,594

Goodwill (Note 2)	52,000
Other assets, net (Note 3)	297,083

$1,576,631

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt (Note 7)	$200,000
Accounts payable	395,665
Accrued interest	37,964
Other liabilities (Note 11)	141,189
Notes payable (Note 8):
Related parties	591,574
Others	50,000

Total current liabilities	1,416,392

Long-term debt, net of current portion (Note 7)	733,222

Commitments and contingencies (Notes 3, 5, 7, 9 and 11)

Stockholders' equity (deficit) (Note 9):
Preferred stock; no par value; 10,000,000 shares authorized:
Class A convertible preferred stock; 500,000 shares authorized;
187,190 shares issued and outstanding; liquidation preference $514,773	334,906
Class B preferred stock; 500,000 shares authorized; none
issued and outstanding
Common stock; no par value; 60,000,000 shares authorized:
Class A; 50,000,000 shares authorized; 43,451,846 shares
issued and outstanding	4,496,796
Class B; 10,000,000 shares authorized; none
issued and outstanding
Deferred compensation costs	(39,669)
Common stock to be issued	3,500
Accumulated deficit	(5,368,516)

Total stockholders' equity (deficit)	(572,983)

$1,576,631

The accompanying notes are an integral part of the consolidated financial statements

BANYAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Patient services, net	$798,128

Patient care costs	339,678
Selling, general and administrative expenses	1,292,821	$615,357

	1,632,499	615,357

Loss from operations	(834,371)	(615,357)

Other income (expense):
Interest expense:
Related parties	(41,301)	(29,356)
Other	(20,049)	(5,379)
Unrealized loss on trading securities	(43,025)	(161,220)
Gain on investment borrowing (Note 11)	6,000	10,484

Loss from continuing operations	(932,746)	(800,828)

Discontinued operations (Note 3):
Loss from operations of discontinued
subsidiaries	(188,753)	(328,659)
Gain on disposal of subsidiaries	656,168	159,078

	467,415	(169,581)

Net loss	$(465,331)	$(970,409)

Loss from continuing operations per
common share:

Basic and diluted	$(0.05)	$(0.07)

Net loss per common share:

Basic and diluted	$(0.03)	$(0.08)

Weighted average number of common
shares outstanding - basic and diluted	18,096,780	11,744,684

The accompanying notes are an intergral part of the consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2002 AND 2001

(Continued)

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

The accompanying notes are an integral part of the consolidated financial statements

BANYAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Cash flows from operating activities of continuing operations:
Net loss	$(465,331)	$(970,409)

Adjustments to reconcile net loss to net cash used in
operating activities:
Loss from discontinued operations	188,753	328,659
Gain on disposition of discontinued operations	(656,168)	(159,078)
Depreciation and amortization	77,794	11,601
Unrealized loss on trading securities	43,025	161,220
Provision for doubtful accounts	24,600
Gain on investment borrowing	(6,000)	(10,484)
Notes payable issued for legal expense	60,000
Stock and stock options issued for services	336,300	59,000
Amortization of deferred compensation	28,000	16,331
Changes in assets and liabilities from continuing
operations, net of business acquisition:
Trading securities		371,556
Accounts receivable	(78,908)	762
Other assets		(3,600)
Accounts payable and accrued expenses	353,093	138,931

Net cash used in operating activities
of continuing operations	(94,842)	(55,511)

Cash flows from investing activities:
Cash paid for acquisition of Advanced Health Care, Inc.	(900,000)
Purchases of furniture, fixtures and equipment		(3,101)

Net cash used in investing activities of continuing operations	(900,000)	(3,101)

Cash flows from financing activities:
Proceeds from notes payable, related parties	56,250	265,700
Payments on notes payable, related parties	(26,250)	(114,450)
Proceeds from long-term debt	1,000,000	2,238
Payments on long-term debt	(66,778)
Payment on investment borrowing	(10,625)
Proceeds from issuance of common stock	93,060	38,500

Net cash provided by finiancing activities of continuing
operations	1,045,657	191,988

(Continued)

BANYAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Cash used in discontinued operations	(2,745)	(135,153)

Net increase (decrease) in cash	48,070	(1,777)
Cash and cash equivalents, beginning of year	1,107	2,884

Cash and cash equivalents, end of year	$49,177	$1,107

Supplemental disclosures of cash flow information:

Cash paid for interest		$6,349

Supplemental disclosure of non-cash investing and
financing activities:

Acquisition of Advanced Health Care, Inc. (Note 3)
Fair value of assets acquired	$1,150,000
Notes payable issued	(200,000)
Fair value of common stock issued	(50,000)

Cash paid	$900,000

Common stock issued for guarantee and loan fees
in connection with issuance of notes payable (Note 3)	$345,000

Stock options exercised for common stock in
satisfaction of accounts payable and notes payable (Note 9)	$70,000

Sale of DoubleCase Corporation (Note 3)
Carrying value of assets	$21,366
Liabilities assumed by purchaser	(677,534)

Gain on sale of subsidiary	$(656,168)

Accrued interest payable added to notes payable	$34,824

Class A common stock issued in satisfaction of
accounts payable		$38,000

Acquisition of Chiropractic USA development plan
in exchange for Class A common stock (Note 3)		$60,000

Sale of TopListing.com Corporation (Note 3)
Carrying value of assets		$18,766
Liabilities assumed by purchaser		(142,844)
Reduction in notes payable in exchange		(35,000)

Gain on sale of subsidiary		$(159,078)

The accompanying notes are an integral part of the consolidated financial statements

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.

Organization, principles of consolidation, going concern, results of operations and management’s plans:

Organization and principles of consolidation

Banyan Corporation (the “Company”), an Oregon corporation, was incorporated on June 13, 1978. The Company’s principal operations consist of three chiropractic clinics located in Lake Charles, Sulfur and Iowa, Louisiana. The Company is in the start up phase of implementing a development and consolidation plan for chiropractic clinics in the United States.

The consolidated financial statements include the accounts of Banyan Corporation and its wholly-owned subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Health Care, Inc. (a Colorado corporation) for the period beginning July 29, 2002 through December 31, 2002, in accordance with guidelines established under Emerging Task Force Issue 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders’ deficit and working capital deficiency of $572,983 and $339,438, respectively, as of December 31, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include:

	1.	Raising working capital through additional borrowings.
	2.	Raising equity funding through sales of the Company’s common stock or preferred stock (Note 9).
	3.	Implementation of development and consolidation plan for chiropractic clinics.

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
YEARS ENDED DECEMBER 31, 2002 AND 2001

2.

Summary of significant accounting policies (continued):

Cash and cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable:

Accounts receivable consist primarily of receivables from patients, insurers and others for patient services rendered. The Company reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Furniture, fixtures and equipment:

Furniture, fixtures and equipment are stated at cost. Depreciation is provided by use of accelerated methods over the estimated useful lives of the assets, ranging from 3 to 7 years.

Goodwill:

Goodwill, arising from the acquisition of the Chiropractic USA development plan, represents the purchase price in excess of the fair market value of assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re-evaluated net assets would be the new basis for the reporting unit’s goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

2.

Summary of significant accounting policies (continued):

Goodwill (continued):

The Company adopted SFAS No. 142 on January 1, 2002 and completed the first step of the transitional goodwill impairment test as required under the statement. It was determined that the Company has one reporting unit, chiropractic related services. The fair value of the reporting unit exceeded the carrying value of the reporting unit and accordingly, as of that date, there was no goodwill impairment. The Company also performed a goodwill impairment test in the fourth quarter of 2002 and determined that there was no goodwill impairment as of that testing date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company’s business environment.

As a result of the adoption of SFAS No. 142, there was no goodwill amortization expense recorded for the year ended December 31, 2002. Goodwill amortization expense was approximately $8,000 for the year ended December 31, 2001. The Company’s net loss for 2001 would have been approximately $962,400 excluding the goodwill amortization that was recorded in that year. The Company’s net loss per common share, basic and diluted, would have been the same at $0.08 per common share excluding the goodwill amortization.

Revenue recognition:

Net patient revenues represent the estimated realizable amounts to be received from patients, third-party payers and others for services rendered as the services are performed. Revenues are reported at established rates reduced by contracted amounts based on agreements with patients, third party payers and others obligated to pay for services rendered.

Comprehensive income:

SFAS No. 130, Reporting Comprehensive Income, establishes accounting and reporting requirements for comprehensive income. During the years ended December 31, 2002 and 2001, the Company had no components of comprehensive income to report.

Stock-based compensation:

SFAS No. 123, Accounting for Stock-Based Compensation defines a fair-value based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25") and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

2.

Summary of significant accounting policies (continued):

Income taxes:

The Company provides for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are established against assets which are not likely to be realized.

Impairment of long-lived assets:

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact to its financial statements.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2002 and 2001, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

Advertising:

Advertising costs are expensed as incurred. For the years ended December 31, 2002 and 2001, advertising costs were approximately $39,300 and $28,000, respectively.

Reclassifications:

Certain amounts previously reported in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

2.

Summary of significant accounting policies (continued):

Business segments:

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. The Company operates in only one business segment, chiropractic services.

Recently issued accounting pronouncements:

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guaranty. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. The Company is currently addressing the impact, if any, Interpretation No. 45 may have on the financial condition or results of operations.

3.

Business acquisitions and dispositions:

In September 2001, the Company, entered into an agreement with Advanced Health Center, Inc.
(“Advanced”) of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for $1,150,000. On June 26, 2002, the Company’s wholly-owned subsidiary, Chiropractic USA, Inc. assigned its right to acquire the clinics to Southern Health Care, Inc., (”Southern”) a newly formed Colorado holding company with no other assets, in exchange for a management agreement and franchise agreements. Southern is wholly owned by Michael and Cory Gelmon, who are also the Company’s chief executive and chief financial officer, respectively. This assignment was undertaken at the request of the financial institution funding the acquisition to accommodate their desired organizational structure for the transaction. On July 29, 2002, Southern completed the acquisition of Advanced. Southern acquired accounts receivable of $973,469 and furniture, fixtures and equipment of $176,531 in exchange for $900,000 cash, notes payable of $200,000 and the Company issued 277,778 shares of its Class A common stock valued at $50,000, ($0.18 per share) which was equal to the market price on the agreement date. As part of the agreement to purchase Advanced, the Company agreed to issue an aggregate of 2,300,000 shares of its Class A common stock, valued at $345,000 ($0.15 per share), which was equal to the market price on the agreement date, to eight individuals, as guarantee and loan fees on the financial institution debt of Southern. Included in the eight individuals were the Company’s chief executive officer and its chief financial officer, who each received 600,000 shares as guarantors and indemnifiers of the other guarantors of the loan. The guarantee and loan fees are being amortized over the three-year term of the loan. Amortization expense for the year ended December 31, 2002 was $47,900.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

3.

Business acquisitions and dispositions (continued):

On October 10, 2002, the Company’s board of directors initiated a plan to sell the Company’s wholly-owned subsidiary, DoubleCase Corporation. On October 30, 2002, the Company sold all of the common shares of its wholly-owned subsidiary DoubleCase Corporation (“DoubleCase”) to Global Case Corporation for cash consideration of $1. At the date of disposition, the liabilities exceeded the fair value of the assets of DoubleCase by approximately $656,000. During the period ended October 30, 2002 and the year ended December 31, 2001, DoubleCase had revenues of approximately $212,800 and $409,400, respectively, and net losses of approximately $188,800 and $210,800, respectively.

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its Class A common stock to the shareholders of FSN, Michael and Cory Gelmon, on November 30, 2002. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders. Accordingly, the assets of FSN have been recorded at the transferors’ historical cost basis, which is zero, as FSN had no assets as of the acquisition date, had not commenced operations and expenses since inception are not material. At December 31, 2002, Michael and Cory Gelmon hold 27,040,000 shares of the Company’s Class A common stock, or approximately 62% of the issued and outstanding Class A common stock. At December 31, 2002, there were 10,047,666 shares to be issued to Michael and Cory Gelmon for the acquisition of FSN, when they become available for issue.

In May 2001, the Company issued 2,000,000 shares, at $.03 per share, which was equal to the closing market price on the agreement date, of its Class A common stock for the purchase of the Chiropractic USA development plan. The $60,000 purchase price was allocated to goodwill. The Company formed Chiropractic USA, Inc., a wholly-owned subsidiary, to implement the development and consolidation plan.

In June 2001, the Company’s Board of Directors adopted a plan to discontinue the operations of TopListing.com Corporation and to sell all of the common shares of TopListing.com Corporation to its former president and chief executive officer in exchange for the reduction of $35,000 in notes payable to him. During the period ended June 4, 2001, TopListing.com Corporation had revenues of approximately $32,300 and a net loss of approximately $117,900.

4.	Furniture, fixtures and equipment: Furniture, fixtures and equipment consisted of the following at December 31, 2002:

Furniture, fixtures and equipment	$176,531
Leasehold improvements	2,118

178,649
Less accumulated depreciation	28,055

$150,594

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

5.

Lease commitments:

The Company leases its chiropractic clinics under non-cancelable operating leases expiring in July 2012. The Company also leases office space in Los Angeles, California under a month-to-month lease for $250 per month. Rent expense incurred for the years ended December 31, 2002 and 2001 was approximately $59,000 and $28,000, respectively. Future minimum future rental commitments under non-cancelable operating leases are approximately as follows:

Years ending
December 31,	Amount

2003	$114,000
2004	114,000
2005	114,000
2006	114,000
2007	119,200
Thereafter	580,000

$1,155,200

6.

Income taxes:

The Company did not incur income tax expense for the years ended December 31, 2002 and 2001.
The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2002 and 2001 was due primarily to the tax effect of the change in the valuation allowance.

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

The following is a summary of the Company’s deferred tax assets and liabilities arising from differences in financial statement and income tax bases for the following assets at December 31, 2002:

Accounts receivable		$(271,300)
Accounts payable and accrued liabilities		28,000
Net operating loss carryforwards		2,308,300
Deferred tax asset valuation allowance		(2,065,000)

	$

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

6.

Income taxes (continued):

At December 31, 2002 the Company has approximately $5,436,000 of unused federal net operating loss carryforwards, which expire from 2005 through 2022. A valuation allowance has been provided to reduce the deferred tax assets to zero, as realization is not assured. In addition, due to the change in control of the Company in 2002, the net operating loss carryforwards may be limited.

7.

Long-term debt:

The Company has a note payable of $933,222 to a financial institution. The note has a term of three years, accrues interest at the one-month LIBOR rate plus 3.40%, which was 4.78% at December 31, 2002, and is due in monthly installments of $16,667 plus accrued interest until the final payment in August 2005, at which time all remaining accrued interest and principal amounts are due. The note is collateralized by all of the assets of Southern Health Care, Inc. In addition, Southern Health Care, Inc. must maintain a fixed charge coverage ratio (as defined) of 1.1 to 1. At December 31, 2002, management believes it is in compliance with the covenant. Aggregate long-term term debt maturities are approximately as follows:

Years ending
December 31,	Amount

2003	$200,000
2004	200,000
2005	533,222

$933,222

8.	Notes payable: At December 31, 2002 notes payable consist of the following:

Related parties:

Note payable, unrelated entity; unsecured; interest at 10%; due
January 2003; Company repaid $150,000 in 2003, past due	$200,000

Notes payable, family member of a principal stockholder; unsecured;
interest at 10%, due March 31, 2001; past due	130,640

Note payable, former subsidiary’s president; unsecured; interest at
8%; principal payments of $4,000 due monthly; due March 2003;
past due	72,000

Note payable, Company’s former president; unsecured; interest at
10%; due November 2001; past due	44,094

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

8.	Notes payable (continued): Related parties (continued):

Note payable, former director; unsecured; interest at 10%; due April
1, 2000; past due	33,840

Note payable, entity controlled by chief executive and chief financial
officers; unsecured; interest at 10%; due on demand	35,000

Notes payable, family member of a principal stockholder / officer;
unsecured; interest at 12%; due on demand	32,500

Note payable, family member of a principal stockholder; unsecured;
interest at 9%; due November 1, 2001; past due	16,300

Note payable, former chief executive officer / director; unsecured;
interest at 8%; due December 2002, past due	15,000

Note payable, family member of a principal stockholder; unsecured;
interest at 9%; due November 1, 2001; past due	12,200

$591,574

Other:

Note payable, unrelated party; unsecured; interest at 10%; due on
demand	$45,000

Note payable, unrelated entity; unsecured; interest at 10%; due June
2002; past due	5,000

$50,000

9.

Stockholders’ equity (deficit):

Preferred stock:

The Company has 10,000,000 shares of no par value preferred stock authorized, and has designated 500,000 shares of Class A convertible preferred stock and 500,000 shares of Class B preferred stock. No Class B preferred stock is issued or outstanding.

At December 31, 2002 and 2001, there were 187,190 shares of no par value, Class A convertible preferred stock issued and outstanding. The Company may call the shares at $2.75 per share at any time. Each share of Class A convertible preferred stock is convertible at any time into one share of the Company’s Class A common stock.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

9.

Stockholders’ equity (deficit) (continued):

Common stock:

The Company has 60,000,000 shares of no par value, common stock authorized; 50,000,000 shares of no par value, Class A common stock and 10,000,000 shares of no par value, Class B common stock. At December 31, 2002 there were 43,451,846 shares of Class A common stock issued and outstanding and no shares of Class B common stock were issued or outstanding. Subsequent to year end the Company has issued an aggregate of 3,440,000 shares of its Class A common stock for cash proceeds of $338,000 and 202,000 shares of its Class A common stock for services when rendered. In addition, the Company has outstanding options of 7,480,000, outstanding warrants of 350,000, outstanding preferred stock of 187,190, 10,047,666 shares to be issued to Michael and Cory Gelmon in connection with the FSN transaction, and 50,000 shares to be issued in connection with the issuance of a note payable in 2001, which are convertible into Class A common shares which would, if converted, cause the Company to exceed its authorized Class A common shares. This is prohibited by the laws of the State of Oregon and therefore until the Company is able to convene a special meeting of the shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Exchange Act of 1934, and the laws of the State of Oregon, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments.

The Company intends to promptly prepare and file proxy solicitation materials to convene a special meeting of shareholders to among other things, increase its authorized common shares in an amount sufficient to permit the conversion of its authorized and/or outstanding convertible securities.

Stock transactions:

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

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

9.

Stockholders’ equity (deficit) (continued):

Stock transactions (continued):

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

In July 2002, the Company issued 60,000 shares of its Class A common stock, at $0.17 per share, which was equal to the market price on the agreement date, to employees.

In October 2002, the Company issued 650,000 shares of its Class A common stock, at $0.09 per share, which was equal to the market price on the agreement date, to a consultant for services.

In November and December 2002, the Company issued 50,000 shares, respectively, of its Class A common stock, at $0.09 and per share, which was equal to the market price on the agreement dates, to a consultant for services.

In December 2002, the Company received $32,500, which is net of $2,500 of offering costs, in exchange for 350,000 shares of the Company’s Class A common stock and 350,000 warrants to purchase Class A common stock. The warrants are exercisable for one year from their date of issuance at $0.10 per share.

In December 2002, 700,000 options to purchase 700,000 shares of the Company’s Class A common stock at $0.10 were exercised in exchange for a $70,000 reduction in accounts payable and notes payable.

During the year ended December 31, 2002, the Company issued an aggregate of 700,000 shares of its Class A common stock at an average price of approximately $0.09 per share, for total cash consideration of $60,560.

In May 2001, the Company issued 450,000 shares of its Class A common stock, at $.06 per share, which was equal to the closing market price on the issue date, to legal counsel for services.

In May 2001, the Company issued 50,000 shares of its Class A common stock, at $.08 per share, which was equal to the closing market price on the issue date, to the Company’s former president as compensation. Accordingly, the Company recorded compensation expense of $4,000.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

9.

Stockholders’ equity (deficit) (continued):

Stock transactions (continued):

In May 2001, the Company issued a total of 2 million shares, at $0.03 per share, which was equal to the closing market price on the agreement date, of its Class A common stock to the Company’s president and its chief executive officer to purchase intellectual property consisting of Chiropractic USA, a development and consolidation plan for chiropractic clinics. The Company formed Chiropractic USA, Inc., a wholly owned subsidiary, to operate the development and consolidation plan.

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

In June 2001, the Company received $5,000 in exchange for a $5,000 note payable and 50,000 shares of Class A common stock at $.07 per share, which was the closing market price on the agreement date. The proceeds were allocated between the fair value of the common stock and the note payable, resulting in a discount on the note payable of $3,500 at the agreement date. The discount on the note has been fully amortized to interest expense.

In August 2001, the Company received $25,000 and issued 250,000 shares of its Class A common stock at $.10 per share, which was equal to the closing market price on the agreement date.

In November 2001, the Company received $10,000 and issued 200,000 shares of its Class A common stock at $.05 per share, which was equal to the closing market price on the agreement date.

Stock option plans:

The Company has adopted two incentive stock option plans: the 1996 Incentive Stock Option Plan (the “1996 Plan”) and the 2000 Incentive Stock Option Plan (the “2000 Plan”). The Company reserved an aggregate of 105,345 shares of Class A common stock for issuance under the 1996 Plan and 500,000 shares of Class A common stock for issuance under the 2000 Plan.

Stock options granted under the 1996 Plan vest at a rate of 20% per year and are exercisable up to 10 years from the date of grant at 95% of the fair value of the Class A common stock on the date of grant. If the option holder owns 10% or more of the Company’s Class A common stock, the options are excercisable over 5 years from the date of grant.

Stock options granted under the 2000 Plan vest at a rate of 34% in the first year and 33% per year for the next two years and are exercisable up to 5 years from the date of grant at the fair value of the Class A common stock on the date of grant.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

9.

Stockholders’ equity (deficit) (continued):

Stock option plans (continued):

In July 2002, the Company granted options to purchase 650,000 shares of the Company’s common stock at $0.18 per share to consultants for services provided to the Company. These options are exercisable through September 2007. The options vested immediately and were valued at $0.15 per share based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $101,600. In addition, the Company has committed to grant additional options to purchase 650,000 shares of the Company’s common stock in July 2004, at the weighted average closing price of the Company’s Class A common stock for the preceding 30 days, if the consultants remain in the service of the Company through that date.

In July 2002, the Company granted options to purchase 35,000 shares of the Company’s common stock at $0.18 per share, which was greater than the market value at the date of commitment, to an employee for services provided to the Company. The options vested immediately and are exercisable through September 2007. In addition, the Company has committed to grant additional options to purchase 35,000 shares of the Company’s common stock in July 2004, at the weighted average closing price of the Company’s Class A common stock for the preceding 30 days, if the employee remains in the service of the Company through that date.

In September 2002, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at $0.10 per share to consultants for services provided to the Company. The options are exercisable through September 2007. The options vested immediately and were valued at $0.056 per share based upon the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $56,000.

In October 2002, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at $0.10 per share, which was greater than the market value at the date of commitment, to each of the chief executive officer and chief financial officer, respectively. The options are exercisable through October 2007 and vested immediately.

The exercise price and expiration of these stock options are as follows:

Shares	Exercise Price	Expiration Date

2,000,000	$0.10	October 1, 2007
1,000,000	0.10	September 15, 2007
650,000	0.18	June 30, 2007
35,000	0.18	May 31, 2007

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

9.

Stockholders’ equity (deficit) (continued):

Stock option plans (continued):

During 2001, the Company granted stock options to purchase 500,000 shares of its Class A common stock each to its chief executive officer and chief financial officer, stock options to purchase 200,000 shares of its Class A common stock to the president of a subsidiary and stock options to purchase 1,200,000 and 960,000 shares respectively, of its Class A common stock to two directors of CUSA. The exercise prices and expiration dates of these stock options are as follows:

Shares	Exercise Price	Expiration Date

1,200,000	$0.05	May 7, 2006
2,160,000	0.14	May 31, 2004

During the year ended December 31, 2001, options to purchase 317,654 of the Company’s common stock expired. A summary of option activity for the periods ended December 31, 2002 and 2001 is as follows:

	2000 Plan			1996 Plan			Other		Total

			Weighted			Weighted		Weighted		Weighted
			average			average		average		average
			exercise			exercise		exercise		exercise
	Shares		price	Shares		price	Shares	price	Shares	price

January 1, 2001	69,000		$0.08	11,154		$0.05	1,372,500	$0.10	1,452,654	$0.23
Granted							3,360,000	0.11	3,360,000	0.11
Exercised
Expired	(69,000)		0.08	(11,154)		0.05	(237,500)	0.91	(317,654)	0.70

December 31, 2001							4,495,000	0.11	4,495,000	0.11
Granted							3,685,000	0.11	3,685,000	0.11
Exercised							(700,000)	0.10	(700,000)	0.10
Expired

December 31, 2002		$			$		7,480,000	$0.11	7,480,000	$0.11

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

9.

Stockholders’ equity (deficit) (continued):

Stock option plans (continued):

The Company applies APB No. 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options. Had compensation cost for the Company’s employee stock option awards and incentive stock option plan been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below:

	2002	2001

Net loss, as reported	$(465,331)	$(970,409)
Net loss, pro forma	$(647,631)	$(1,307,529)
Basic and diluted loss
per share, as reported	$(0.03)	$(0.08)
Basic and diluted loss
per share, pro forma	$(0.04)	$(0.11)

The fair value of options granted during 2002 was estimated with the following assumptions using the Black-Scholes option- pricing model:

	2002	2001

Expected dividend yield	$0	$0
Expected stock price volatility	181%	222%
Average risk-free interest rate	1.68%	4.72%
Expected life of options	2 years	3 years

The following table summarizes information about stock options outstanding at December 31, 2002.

		Weighted	Weighted		Weighted
Range of	Number	average	average	Number	average
exercise price	outstanding	contractual life	exercise price	exercisable	exercise price

$0.05	1,200,000	3.0 years	$0.05	1,100,000	$0.05
$0.10 – 0.12	3,435,000	4.3 years	$0.10	3,435,000	$0.10
$0.14 – 0.18	2,845,000	2.2 years	$0.15	1,405,000	$0.16

	7,480,000			5,940,000

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

10.

Related party transactions:

During the first quarter of 2002, the Company issued a note payable in exchange for cash of $6,250 to a family member of the Company’s chief executive officer. The note was repaid in July 2002.

In March 2002, the Company issued 300,000 shares of its Class A common stock, at $0.20 per share, which was equal to the market price on the agreement date, to an employee for compensation. Accordingly, the Company recorded compensation expense of $60,000.

During the year ended December 31, 2001, the Company received $265,700 in exchange for notes payable issued to two directors, one shareholder and a family member of officers of the Company. The notes bear interest at rates ranging from 10% to 12% per annum and were due through March 2002. During the same period, $129,450 was repaid on two related party notes and $20,000 was assumed by the purchaser of TopListing.com Corporation.

In April 2001, the Company issued an aggregate of 475,000 shares of its Class A common stock, valued at $38,000, to three directors and the former president and chief executive officer of the Company in exchange for a $38,000 reduction in amounts owed to these individuals.

In May 2001, in connection with the Company’s acquisition of the Chiropractic USA development and consolidation plan, the Company appointed a new president and a new chief executive officer and entered into management agreements with these individuals for services to be performed subsequent to May 2001. The management agreements call for annual compensation of $60,000 each and $500 per month expense reimbursement. In 2002, the Company amended the agreements to increase the annual compensation to $120,000 and to increase the amount to defray the costs of their office expenses in Calgary, Alberta to $1,000 per month. The president and chief executive officers agreed to increase their positions from part-time to full-time. Also in connection with the management agreements, the Company granted an aggregate of 1,000,000 options to purchase the Company’s Class A common stock at an exercise price of $0.05 per share, which was less than the market value on the agreement date. The options vest upon satisfaction of various performance criteria. At the date of commitment, the total compensation cost was calculated to be approximately $30,000, which is to be recognized as the performance criteria are satisfied. In October 2002, the options vested and the Company recognized $30,000 of compensation expense.

In November 2001, in connection with the employment agreement of the president of the Company’s former subsidiary, the Company granted options to purchase 200,000 shares of the Company’s Class A common stock for $0.05 per share, which was less than the market value at the date of commitment. Fifty percent of the options vested on December 31, 2002 and the remainder vest on December 31, 2003. The total compensation cost was calculated to be approximately $4,000, which is to be recognized over the vesting period. The Company also issued 400,000 shares of its Class A common stock, at $.07 per share, which was equal to the closing market price on the issue date, to the employee for compensation. Accordingly, the Company recorded compensation expense of $28,000.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

11.

Commitments and contingencies:

A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual affect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the years ended December 31, 2002 and 2001 the Company has spent approximately $60,000 and $75,000 on behalf of the former president.

In September 2000, the Company entered into an agreement with an unrelated entity under which the Company borrowed 50,000 shares of Inform World Wide Holdings, Inc. (“IWWH”) registered common stock, valued at the quoted market price at the date of receipt of $162,500. In exchange, under the terms of the agreement, the Company agreed to return 50,000 shares IWWH registered common stock, plus 2,000 shares representing interest, for each month the borrowing was outstanding until January 31, 2001. In July 2001, the Company reached a settlement for repayment of 70,500 shares owed as of July 1, 2001. The Company paid $10,016 cash in lieu of shares, and was to pay $5,000 cash in December 2001, and return 37,500 shares of IWWH stock in December 2001. During September 2002, the Company paid $10,625 to settle the amount due.

In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The shares of IWWH Class A preferred stock were transferred to the brokerage firm. The brokerage firm has not notified the Company if the shares have been liquidated and applied to amounts owed by the Company. During 2002, the Company wrote off the value of the IWWH Class A preferred stock recorded on its books, since the Company is unable to determine what the disposition of the IWWH Class A preferred stock was, if any. The amount due of approximately $141,200 is included in other liabilities and at December 31, 2002 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

In June 2001, the Company settled litigation against IWWH, whereby certain contractual obligations to convert preferred stock of IWWH to “freely trading” common stock of IWWH did not proceed as anticipated. As part of the settlement, the Company sold a substantial portion of its shares of IWWH stock to IWWH in exchange for $176,972.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002 AND 2001

12.

Fair value of financial instruments:

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The fair value of cash and cash equivalents, accounts receivable, accounts payable approximate their carrying amounts because of the short maturities of these instruments. The fair value of the long-term note payable approximates its fair value because of the adjustable interest rate on the note. Notes payable to non-related parties are impractical to approximate because of their past due status. The fair values of notes payable to related parties are not practicable to estimate, based upon the related party nature of the underlying transactions and the past due status. The fair value of other liabilities is impractical to estimate based because of the Company’s default on the agreement.

12.

Subsequent events:

In April 2003, the Company formed Banyan Financial Services, Inc. (a Colorado corporation), a wholly-owned subsidiary, to provide health care practice financial services. Banyan Financial Services, Inc. has not commenced operations.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE

None

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

CORY GELMON, is currently president, chief financial officer and a director of Banyan Corporation. Previously Mr. Gelmon was a founding shareholder, director, as well as chief operating officer and general counsel of Domino's Pizza of Canada Ltd., the Dominos Pizza Master Franchisor in Canada. Mr. Gelmon was largely responsible for growing the Domino's chain to 200 stores located in every region of Canada, with system wide sales of approximately CAD $80,000,000 per annum. While running Domino's, Mr. Gelmon oversaw the computerization of all the stores in the system, creation of new store designs as well as the introduction of various new products. In addition, the director of marketing reported directly to Mr. Gelmon while introducing innovative and very successful new marketing programs on a national, regional as well as on a local store basis. Mr. Gelmon has been a consultant for Proteus Capital Corp., a Mutual Fund specializing in the Inter-Bank Foreign Exchange markets. Additionally, Mr. Gelmon was director of finance of Talisman Asset Management Limited, London England, a Securities and Futures Authority authorized company in the United Kingdom. Mr. Gelmon started his career as a corporate/commercial and franchise lawyer. Mr. Gelmon is a member in good standing with The Law Society of Alberta. He received his Bachelor of Laws (LL.B.) with Honors from the University of London (England) in 1987, and a Bachelor of Arts (B.A.) from the University of Calgary (Canada) in 1984.

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

ITEM 10.         EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the year ended December 31, 2002, to the Company's chief executive officer, president and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2002 and no bonuses were awarded during fiscal 2001.

	Annual Compensation				Awards		Payouts

				Annual	Restricted	Securities		All
				Other	Stock	Underlying	LTIP	Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Award(s)	Options/SAR	Payouts	Compensation

Michael Gelmon	2002	109,000		12,000		1,000,000
Chief Executive Officer	2001	60,000				500,000
and Director	2000

Cory Gelmon	2002	109,000		12,000		1,000,000
President, Chief	2001	60,000				500,000
Financial Officer,	2000
Secretary and Director

Lawrence Stanley	2002
(former Chief Executive	2001	4,623			4,000 (1)
Officer, Secretary, and	2000	69,359				400,000
Director)

Cameron Yost	2002
(former Chief Executive	2001							75,000 (2)
Officer, President and	2000	31,850				300,000		210,000 (2)
Director)

(1)	Mr. Stanley was awarded 50,000 shares of restricted stock valued at $0.08 per share, which was equal to the market value of the shares on the agreement date.
(2)	Includes amounts spent on Mr. Yost’s legal defense to Roger Fidler, Esq. and Robert Simels, Esq.

EMPLOYMENT, CONSULTING AND MANAGEMENT AGREEMENTS

The Company currently has management agreements in place with Cory Gelmon and Michael Gelmon. In 2002 the Company amended the management agreements with the Gelmons to increase annual compensation from $60,000 to $120,000 and to increase the amount to defray the costs of their office expenses in Calgary, Alberta, from $500 per month to $1,000 per month. In addition, the Gelmons agreed to increase their positions from part-time to full-time. The agreements expire in May 2004. Also in connection with the management agreements, in 2001, the Company granted an aggregate of 1,000,000 options to purchase the Company’s Class A common stock at an exercise price of $0.05 per share. The options were to vest upon satisfaction of various performance criteria. At the date of commitment, the total compensation cost was calculated to be approximately $30,000, which was recognized in October 2002, as the performance criteria were satisfied.

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

Option Grants in Last Fiscal Year

The following table sets forth grants of stock options granted during the year ended December 31, 2002 to the Named Officers who are listed in the Summary Compensation Table above. Such options were not granted pursuant to any of the Company's stock option plans:

	Number of	Percent
	Securities	of Total
	Underlying	Options/SARs	Exercise
	Options/SARs	Granted to	or Base
	Granted	Employees in	Price	Expiration
Name	(#)	Fiscal Year (1)	($/Sh)	Date

Michael Gelmon	1,000,000	49%	$0.10	10/1/2007
Chief Executive Officer
and Director

Cory Gelmon	1,000,000	49%	$0.10	10/1/2007
President, Chief Financial
Officer, Secretary, and
Director

(1) Represents all options granted to individual during 2002 as a percentage of all options granted to employees during 2002.

Option Exercises and Year-End Values

The following table sets forth information with respect to options to purchase the Company's common stock granted under the Company's stock option plans to the Named Officers who are listed in the Summary Compensation Table above, including (i) the number of shares of common stock purchased upon exercise of options in the fiscal year ended December 31, 2002; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 2002; and (iv) the value of such unexercised options at December 31, 2002:

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercises	In-the-Money
	Shares		Options/SAR's	Options/SAR's
	Acquired on		at FY-end(#)	at FY-end ($)
	Exercise	Value	Exercisable/	Exercisable/
Name	(#)	Realized	Unexercisable	Unexercisable

Michael Gelmon			1,500,000 / 0	210,000 / 0
Chief Executive Officer
and Director

Cory Gelmon			1,500,000 / 0	210,000 / 0
President, Chief Financial
Officer, Secretary and Director

Lawrence Stanley	400,000	$40,000	0	0 / 0
(Former Chief Executive
Officer, Secretary and
Director

ITEM 11.         SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A common stock as of December 31, 2002, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.

Shares Beneficially Owned

			Percentage
Directors and Executive Officers	Shares Held		Owned

Cory Gelmon	15,040,000	(1)	33.5%
3019 Rosboro Glen Road S.W.
Calgary, Alberta, Canada T2V 2M3

Michael Gelmon	15,000,000	(2), (3)	33.4%
7008 Kootenay Street S.W.
Calgary, Alberta, Canada T2V 2M3

All current directors and executive	30,040,000		66.8%
officers as a group (2 persons)

1)	Includes options to purchase 1,500,000 shares of Class A common stock
2)	Includes options to purchase 1,500,000 shares of Class A common stock
3)	Includes 500,000 common shares owned by Deanna Knight, the spouse of Michael Gelmon

Item 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its Class A common stock to the shareholders of FSN, Michael and Cory Gelmon, who are also the Company’s chief executive and chief financial officer, respectively, on November 30, 2002. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders. Accordingly, the assets of FSN have been recorded at the transferor’s historical cost basis, which is zero, as FSN had no assets as of the acquisition date and had not commenced operations and expenses since inception are not material. At December 31, 2002, Michael and Cory Gelmon hold 27,040,000 shares of Class A common stock, or approximately 62% of the issued and outstanding Class A common stock. As of April 10, 2003, there are 10,047,666 shares to be issued to Cory and Michael Gelmon for the acquisition of Franchise Support Network, Inc. when they become available for issue.

In March 2002, the Company issued 300,000 shares of its Class A common stock, at $0.20 per share, which was equal to the market price on the agreement date, to an employee for compensation. Accordingly, the Company recorded compensation expense of $60,000.

The company entered an agreement with Cory and Michael Gelmon in May 2001 for the purchase of the Chiropractic USA development plan. The purchase price was 2,000,000 shares of the Company’s Class A common stock, valued at $60,000 ($0.03 per share).

At December 31, 2002, the Company is indebted to Mr. Lloyd Parrish in the amount of $33,840. During 2001, Mr. Parrish loaned the Company and its subsidiaries an aggregate of $63,200 at 10% per annum and was repaid $25,000. Included in the liabilities of the TopLisiting.com Corporation sale in 2001 was $20,000 owed to Mr. Parrish and included in the liabilities of the DoubleCase Corporation sale in 2002 was approximately $56,600 owed to Mr. Parrish. The TopListing.com loan was made in October 1999, and bore interest at a rate of 10% per annum. The DoubleCase Corporation loan bore interest at a rate of 10% per annum and is secured by furniture, equipment, inventory and accounts receivable of DoubleCase, originally due April 1, 2001.

Banyan Corporation is indebted to Mr. Stanley in the amount of $44,094. This obligation is represented by two notes bearing interest at 10% per annum, and due in November and December 2001, respectively. The notes are currently past due. During 2001 Mr. Stanley loaned the Company $100,000 on a short-term basis and was repaid $69,450. Additionally, the Company sold all of the issued and outstanding shares of TopListing.com Corporation in consideration of a reduction of $35,000 in notes payable to him (included in the liabilities of the TopListing.com Corporation sale was $6,000 owed to Mr. Stanley).

During 2001, a family member of a major stockholder loaned the Company $65,000 earning interest at 12% per annum. At December 31, 2002 the Company is indebted to the family member in the amount of $130,640. The notes are unsecured and currently past due.

At December 31, 2002 and 2001, the Company was indebted to Mr. Alan Hillsberg, a director of the Company’s former wholly-owned subsidiary TopListing.com Corporation in the amount of $72,000. This obligation is represented by a promissory note bearing interest at 8% per annum, due March 2003, with principal payments of $4,000 due monthly. During 2001 the Company made a $20,000 principal payment. The Company used the initial proceeds of this note for the purchase of TopListing.com Corporation.

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

ITEM 13.         EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)	99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the last quarter of the Company’s fiscal year ended December 31, 2002:

On November 15, 2002, regarding the disposition of DoubleCase, relating to Item 2.

On December 13, 2002, regarding the acquisition of Financial System Network, Inc., regarding Items 1 and 2.

On December 24, 2002, regarding other events related to Item 5.

ITEM 14.         CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls:

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

Dated: April 24, 2003	BANYAN CORPORATION

By: /s/ MICHAEL J. GELMON
Michael J. Gelmon, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Dated: April 24, 2003	By:	/s/ Michael J. Gelmon
Michael Gelmon
Chief Executive Officer
Director

Dated: April 24, 2003	By:	/s/ Cory S. Gelmon
Cory Gelmon
President, Chief Financial Officer
Secretary and Director

CERTIFICATION OF PERIODIC REPORT

I, Michael Gelmon, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Banyan Corporation (the "Registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

6.
The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003

/s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer

CERTIFICATION OF PERIODIC REPORT

I, Cory Gelmon, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Banyan Corporation (the "Registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

6.
The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003

/s/ Cory Gelmon
Cory Gelmon
President, Chief Financial Officer

EXHIBIT 99.1

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Banyan Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Gelmon, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.

/s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer
April 24, 2003

A signed original of this written statement required by Section 906 has been provided to Banyan Corporation and will be retained by Banyan Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 99.2

EXHIBIT 99.1

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Banyan Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Gelmon, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.

/s/ Cory Gelmon
Cory Gelmon
President & Chief Financial Officer
April 24, 2003

A signed original of this written statement required by Section 906 has been provided to Banyan Corporation and will be retained by Banyan Corporation and furnished to the Securities and Exchange Commission or its staff upon request.