Form 10QSB
period 2003-03-31
BANYAN CORP /OR/
filed 2003-05-23
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at May 13, 2003
Class A common	47,183,846

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

BANYAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2003

ASSETS

Current assets
Cash and cash equivalents	$118,059
Accounts receivable, net of allowance of $36,600	1,168,244

Total current assets	1,286,303

Furniture, fixtures and equipment, net	136,194

Goodwill	52,000
Other assets, net	274,083

$1,748,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Current portion of long-term debt	$200,000
Accounts payable	432,636
Accrued expenses	54,493
Other liabilities (Note 4)	144,390
Notes payable:
Related parties	405,476
Others	50,000

Total current liabilities	1,286,995

Long-term debt, net of current portion	683,222

Commitments and contingencies (Notes 4, 5 and 6)

Stockholders’ deficit (Notes 2 and 3)
Preferred stock; no par value; 10,000,000 shares authorized:
Class A convertible preferred stock; 500,000 shares authorized;
187,190 issued and outstanding; liquidation preference
$514,773	334,906
Class B preferred stock; 500,000 shares authorized; none
issued and outstanding
Common stock; no par value; 60,000,000 shares authorized:
Class A; 50,000,000 shares authorized; 47,163,846 issued
and outstanding	4,867,996
Class B; 10,000,000 shares authorized; none
issued and outstanding
Deferred compensation cost	(32,669)
Common stock to be issued	3,500
Accumulated deficit	(5,395,370)

Total stockholders’ deficit	(221,637)

$1,748,580

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002

Patient services, net	$560,711
Patient care cost	186,112

Gross margin	374,599

Selling, general and administrative expenses	371,754	$212,919

Income (loss) from operations	2,845	(212,919)

Other income (expense)
Interest expense:
Related parties	(16,500)	(10,232)
Other	(13,199)	(3,255)
Unrealized loss on trading securities		(20,966)
Gain on investment borrowing		5,250

Loss from continuing operations	(26,854)	(242,122)

Discontinued operations:
Loss from operations of discontinued
subsidiary		(46,569)

Net loss	$(26,854)	$(288,691)

Loss from continuing operations
per common share:
Basic and diluted	$(0.00)	$(0.02)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares
outstanding – basic and diluted	45,940,446	14,494,068

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENDED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003		2002

Net cash used in operating activities	$(40,020)		$(17,703)

Cash flows from financing activities:
Proceeds from the sale of common stock	345,000		10,000
Proceeds from notes payable, related party			6,250
Payments on long-term debt	(50,000)
Payments on notes payable, related parties	(186,098)

Net cash provided by financing activities	108,902		16,250

Net cash provided by discontinued operations			763

Net increase (decrease) in cash	68,882		(690)
Cash and cash equivalents, beginning of period	49,177		1,107

Cash and cash equivalents, end of period	$118,059		$417

Supplemental disclosure of cash flow information:

Cash paid for interest	$11,501	$

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

1.

Basis of presentation:

The unaudited consolidated financial statements of Banyan Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiary Franchise Support Network, Inc., its majority-owned subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Health Care, Inc. (a Colorado corporation), in accordance with guidelines established under Emerging Task Force Issue 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2002 Form 10-KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at March 31, 2003 and the condensed consolidated results of operations and cash flows for the three month periods ended, March 31, 2003 and 2002.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders’ deficit of $221,637 as of March 31, 2003. These conditions raise doubt about the Company’s ability to continue as a going concern.
Management’s plans to address these concerns include:

	1.	Raising working capital through additional borrowings.
	2.	Raising equity funding through sales of the Company’s common stock or preferred stock.
	3.	Implementation of development and consolidation plan for chiropractic clinics.
	4.	Cash flows generated by the franchise business plan execution.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.

Related party transactions:

During the three months ended March 31, 2003, the Company repaid $186,098 on two notes payable.

In January 2003, the Company issued 2,000,000 shares of its Class A common stock, at $0.10 per share, which was equal to the market price on the agreement date, for total cash consideration of $200,000, to a director of the Company’s majority-owned subsidiary Chiropractic USA, Inc.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

2.

Related party transactions (continued):

In April 2003, the Company’s chief executive officer and chief financial officer transferred an aggregate of 4,800,000 shares of the Company’s Class A common stock held in their names, to a shareholder and former director of the Company and another shareholder (the “Parties”) of the Company. In May 2001, the Company’s chief executive officer and chief financial officer entered into an agreement to each transfer 10% of the shares they received upon the closing of the Franchise Support Network, Inc. acquisition to allay the concerns of the Parties about dilution upon closing. Since no services were provided by former director or the shareholder, the Company has not recorded expense for the transfer of the Class A common stock.

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its Class A common stock to the shareholders of FSN, Michael and Cory Gelmon, on November 30, 2002. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders. Accordingly, the assets of FSN have been recorded at the transferors’ historical cost basis, which is zero, as FSN had no assets as of the acquisition date, had not commenced operations and expenses since inception are not material. At March 31, 2003, there were 10,047,666 shares to be issued to Michael and Cory Gelmon for the acquisition of FSN, when they become available for issue.

3.

Stockholders’ equity (deficit):

Common stock:

The Company has 60,000,000 shares of no par value, common stock authorized; 50,000,000 shares of no par value, Class A common stock and 10,000,000 shares of no par value, Class B common stock. At March 31, 2003 there were 47,163,846 shares of Class A common stock issued and outstanding and no shares of Class B common stock were issued or outstanding. Subsequent to March 31, 2003 the Company has issued 20,000 shares of its Class A common stock for services to be provided. In addition, the Company has options outstanding for the purchase of 7,480,000 shares of Class A common stock, warrants outstanding for the purchase of 350,000 shares of Class A common stock, outstanding preferred stock convertible to 187,190 shares of Class A common stock, 10,047,666 shares of Class A common stock to be issued to Michael and Cory Gelmon in connection with the FSN transaction, and 50,000 shares of Class A common stock to be issued in connection with the issuance of a note payable in 2001. If the options and warrants were exercised, the preferred stock converted, and the other additional shares of Class A common stock issued, the Company would exceed its authorized Class A common shares. This is prohibited by the laws of the State of Oregon and therefore until the Company is able to convene a special meeting of the shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Exchange Act of 1934, and the law of the State of Oregon, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments.

The Company intends to promptly prepare and file proxy solicitation materials to convene a special meeting of shareholders to among other things, increase its authorized common shares in an amount sufficient to permit the conversion of its authorized and/or outstanding convertible securities.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

3.

Stockholders’ equity (deficit) (continued):

Stock transactions:

In February 2003, the Company issued 1,510,000 shares of its Class A common stock to non-related parties for total cash consideration of $145,000.

In February 2003, the Company issued 202,000 shares of its Class A common stock, valued at $0.10 per share, which was equal to the market price on the agreement date, to consultants for accounting and Internet services.

4.

Commitments and contingencies:

A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the three months ended March 31, 2003 the Company did not incur any legal expense on behalf of the former president. During the three months ended March 31, 2002, the Company incurred $15,000 on behalf of the former president.

In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The remaining amount due of approximately $144,400 is included in other liabilities, and at March 31, 2003 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

5.

Business transactions:

In April 2003, the Company formed Banyan Financial Services, Inc. (a Colorado corporation), a wholly owned subsidiary, to provide health care practice financial services. Banyan Financial Services, Inc. has not commenced operations.

6.

Subsidiary stock transactions:

In January 2003, the Company agreed to transfer 100,000 shares of common stock it owns in the Company’s subsidiary, Chiropractic USA, Inc. to a consultant for services. The 100,000 shares represent a 10% minority interest in the subsidiary and were valued at $6,000, which the Company believes was the fair value of the common stock on the agreement date, as Chiropractic USA, Inc. had not yet generated any revenues as of the date of transfer. The Company is currently negotiating the terms of an agreement with the consultant, whereby he can acquire an additional 39% interest in Chiropractic USA, Inc. in exchange for his services to promote the Chiropractic USA and assist the Company with franchisee development and training. The consultant was appointed to the board of directors of Chiropractic USA, Inc.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2003, the Company reported a net loss of $26,854 and has a stockholders' deficit of $221,637. The Independent Auditors' Report on the Company's financial statements as of and for the year ended December 31, 2002 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

The three months ended March 31, 2003 compared to the three months ended March 31,2002:

Patient revenues for the three months ended March 31, 2003 were $560,711. During 2001, no clinics were owned and therefore there were no patient revenues.

Patient care costs for the three months ended March 31, 2003 were $186,112. These include the chiropractic doctors’ and related salaries and benefits and other ancillary expenses.

Selling, general and administrative expenses of $371,754 for the three months ended March 31, 2003, increased by $158,835 from $212,919 over the same three months ended March 31, 2002. The increase of $157,835 was due to expenses incurred during normal operations of the acquired chiropractic clinics. Other expenses include salary and wages, legal and other professional fees, rent and other.

Income from operations for the three months ended March 31, 2003 was $2,845 compared to a loss of $212,919 for the same three months ended March 31, 2002. The increase is due to the revenues generated from the operations of the chiropractic clinics.

Other expenses for the three-month period ended March 31, 2003 totaled $29,699 compared to $29,203 for the three-month period ending March 31, 2002. The unrealized loss on trading securities, which totaled $20,966 in 2002, was offset by an increase in interest expense during 2003.

Loss from continued operations decreased from $242,122 for the three-months ended March 31, 2002 to $26,854 for the three-months ended March 31, 2003. The decrease in loss from operations was due primarily to the revenues produced by the chiropractic clinics.

The Company's net loss for the three months ended March 31, 2003 of $26,854 was $261,837 less than the net loss of $288,691 for the three months ended March 31, 2002. The decrease in net loss from was due to primarily to the revenues produced by the chiropractic clinics.

Liquidity and Capital Resources

5. During the three months ended March 31, 2003, cash flow provided by financing activities increased to $108,902 from $16,250 during the three-month period ended March 31, 2002. The increase represents stock issued for cash in the amount of $345,000 during the three months ended March 31, 2003 compared to $10,000 during the three months ended March 31, 2002. Payments on notes payable, related parties were $186,098 and payments on long-term debt were $50,000 during the three months ended March 31, 2003 compared to net proceeds of $6,250 from related party notes payable during the three months ended March 31, 2002. Management’s plans to address these concerns include, raising working capital through additional borrowings, raising equity funding through sales of the Company’s common stock or preferred stock, implementation of development and consolidation plan for chiropractic clinics and increasing cash flows generated by the franchise business plan execution.

Over the next twelve months, a positive cash flow is expected to be produced from the chiropractic clinics and cash flow generated from franchise revenue streams. These cash flows are expected to meet the cash needs of Company. We do not anticipate that additional funds will need to be raised for daily operating activities. Further, there are no expected plans for purchase of additional facilities over the next twelve months but we may investigate opportunities on an individual basis.

Expected Plan of Operations

The restructuring of Banyan Corporation, including the disposal of DoubleCase Corporation and acquisition of Advanced Health Care in 2002 has aligned the Company’s direction over the next 12 months. It has been the goal of Banyan to establish a national franchise group of chiropractors and take advantage of economies of scale. We anticipate the launch of our franchise program by finalizing the first two franchise agreements during the second quarter of 2003. Finalization of the franchise agreements will require the Company to begin providing services under the terms of the franchise agreements. We anticipate a fast ramp up of clinics signing up with Chiropractic USA over the next twelve months, with approximately 15 clinics by the end of 2003. In April 2003, the Company formed Banyan Financial Services, Inc. (a Colorado corporation), a wholly owned subsidiary, to provide health care practice financial services. Banyan Financial Services, Inc. has not commenced operations. We anticipate positive cash flow being produced from all subsidiaries of Banyan during 2003.

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

Item 3. Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1	Legal proceedings

None.

Item 2	Changes in securities and use of proceeds

None.

Item 3	Defaults upon senior securities

None

Item 4	Submission of matters to a vote of securities holders

None

Item 5	Other information

None

Item 6	Exhibits and Reports on Forms 8-K

(a)	Exhibits

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the three months ended march 31, 2003: On February 13, 2003, regarding the acquisition of Franchise Support Network, Inc., regarding Items 2 and 7.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Corporation
(Registrant)

Date: May 23, 2003	By: /s/ Michael Gelmon

Michael Gelmon
Chief Executive Officer

Date: May 23, 2003	By: /s/ Cory Gelmon

Cory Gelmon
Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Gelmon, certify that:

1	I have reviewed this quarterly report on Form 10-QSB of Banyan Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) particularly; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) particularly; and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003

/s/ CORY GELMON

Cory Gelmon
Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18.U.S.C. SELECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Banyan Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Gelmon, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael Gelmon

Michael Gelmon
Chief Executive Officer
May 23, 2003

A signed original of these written statements required by Section 906 has been provided to Banyan Corporation and will be retained by Banyan Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18.U.S.C. SELECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Banyan Corporation (the “Company”) on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Cory Gelmon, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Cory Gelmon

Cory Gelmon
Chief Financial Officer
May 23, 2003

A signed original of these written statements required by Section 906 has been provided to Banyan Corporation and will be retained by Banyan Corporation and furnished to the Securities and Exchange Commission or its staff upon request.