Form 10QSB
period 2003-06-30
BANYAN CORP /OR/
filed 2003-08-14
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26065

BANYAN CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	84-1346327
(State or other jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1925 Century Park East, Suite 500, Los Angeles, California 90067-2700
(Address of Principal Executive offices)

(800) 808-0899
(Registrant's telephone number, with area code)

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒          No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at August 7, 2003
Class A common	48,583,846

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

BANYAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2003

ASSETS

Current assets:
Cash and cash equivalents	$69,872
Accounts receivable, net of allowance of $40,200	1,202,034

Total current assets	1,271,906

Furniture, fixtures and equipment, net	129,394

Goodwill	52,000
Other assets, net	271,153

$1,724,453

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of long-term debt	$200,000
Accounts payable	324,711
Accrued interest	57,293
Other liabilities (Note 4)	144,390
Notes payable:
Related parties	436,907
Others	50,000

Total current liabilities	1,213,301

Long-term debt, net of current portion	638,222

Commitments and contingencies (Notes 3, 4 and 5)

Stockholders' deficit (Notes 2 and 3):
Preferred stock; no par value; 10,000,000 shares authorized:
Class A convertible preferred stock; 500,000 shares authorized;
187,190 shares issued and outstanding;
liquidation preference $514,773	334,906
Class B preferred stock; 500,000 shares authorized;
none issued and outstanding
Common stock; no par value; 60,000,000 shares authorized:
Class A; 50,000,000 shares authorized; 48,383,846 shares
issued and outstanding	4,994,586
Class B; 10,000,000 shares authorized; none
issued and outstanding
Deferred compensation costs	(25,669)
Common stock to be issued	3,500
Accumulated deficit	(5,434,393)

Total stockholders' deficit	(127,070)

$1,724,453

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Patient services, net	$452,093		$1,012,804
Patient care costs	206,509		392,621

Gross profit	245,584		620,183

Selling, general and administrative expenses	261,086	$116,235	632,840	$329,194

Loss from operations	(15,502)	(116,235)	(12,657)	(329,194)

Other income (expense)
Interest expense:
Related parties	(3,333)	(6,856)	(19,833)	(13,712)
Other	(20,188)		(33,387)
Unrealized loss on trading securities		(13,918)		(34,884)
Gain on investment borrowing		6,375		11,625

Loss from continuing operation	(39,023)	(130,634)	(65,877)	(366,165)

Discontinued operations:
Loss from operations of discontinue
subsidiary		(79,989)		(133,149)

Net loss	$(39,023)	$(210,623)	$(65,877)	$(499,314)

Loss from continuing operations per
common share:
Basic and diluted	*	$(0.01)	*	$(0.03)

Net loss per common share

Basic and diluted	*	$(0.01)	*	$(0.03)

Weighted average number of common
shares outstanding - basic and diluted	48,020,769	14,885,277	46,986,354	14,462,908

* Less than $0.01 per share

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003

	Preferred stock		Common stock			Common
	Class A		Class A			stock		Stock-
					Deferred	to be	Accumulated	holders'

	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances, January 1, 2003	187,190	$334,906	43,451,846	$4,496,796	$(39,669)	$3,500	$(5,368,516)	$(572,983)

Common stock
issued for services			222,000	23,000				23,000

Transfer of 100,000 shares
of subsidiary common
stock for services				6,000				6,000

Common stock
options issued for
services				3,800				3,800

Common stock issued
for cash			4,710,000	464,990				464,990

Amortization of defered
compensation					14,000			14,000

Net loss							(65,877)	(65,877)

Balances, June 30, 2003	187,190	$334,906	48,383,846	$4,994,586	$(25,669)	$3,500	$(5,434,393)	$(127,070)

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003		2002

Net cash used in operating activities	$(194,628)		$(65,936)

Cash flows from financing activities:
Proceeds from notes payable, related parties	31,431		6,250
Payments on notes payable, related parties	(186,098)
Payments on notes payable, other	(95,000)
Proceeds from issuance of common stock	464,990		60,560

Net cash provided by finiancing activities	215,323		66,810

Net cash provided by discontinued operations			1,022

Net increase in cash	20,695		1,896
Cash and cash equivalents, beginning of period	49,177		1,107

Cash and cash equivalents, end of period	$69,872		$3,003

Supplemental disclosures of cash flow information:

Cash paid for interest	$39,548	$

Supplemental disclosure of non-cash investing and
financing activities:

Note payable incurred for legal expenses			$15,000

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
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

In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at June 30, 2003 and the condensed consolidated results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders’ deficit of $127,070 as of June 30, 2003. These conditions raise doubt about the Company’s ability to continue as a going concern. The losses incurred in 2003 have been less than prior years due to the operations of Southern Health Care, Inc. At June 30, 2003, the stockholders’ deficit has decreased to $127,070 from $572,983 at December 31, 2002, primarily as a result of common stock issued for cash totaling $464,990. Management plans to address these concerns include cash flows generated by the franchise business plan execution, cash flows generated through the operations of its chiropractic clinics and cash flows from additional borrowings.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

2.

Related party transactions:

During the six months ended June 30, 2003, the Company repaid $186,098 on two notes payable.

During the three months ended June 30, 2003, the Company received $31,431 in exchange for notes payable issued to an entity in which the Company’s president and chief executive officers are minority shareholders. The notes are non-interest bearing and due on demand.

In January 2003, the Company issued 2,000,000 shares of its Class A common stock, at $0.10 per share, which was equal to the market price on the agreement date, for total cash consideration of $200,000, to a director of the Company’s majority-owned subsidiary Chiropractic USA, Inc.

In April 2003, the Company’s chief executive officer and chief financial officer transferred an aggregate of 4,800,000 shares of the Company’s Class A common stock held in their names, to a shareholder and former director of the Company and another shareholder (the “Parties”) of the Company. In May 2001, the Company’s chief executive officer and chief financial officer entered into an agreement to each transfer 10% of the shares they received upon the closing of the Franchise Support Network, Inc. acquisition to allay the concerns of the Parties about dilution upon closing. Since no services were provided by the former director or the shareholder, the Company has not recorded expense for the transfer of the Class A common stock.

In June 2003, the Company granted options to purchase 500,000 shares of the Company’s Class A common stock at $0.12 per share, which was equal to the market price on the agreement date, and options to purchase 200,000 shares of the Company’s Class A common stock at $0.16 per share, which was greater than the market price on the agreement date, to an employee for services. The options vest over three years.

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its Class A common stock to the shareholders of FSN, Michael and Cory Gelmon, on November 30, 2002. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders . Accordingly, the assets of FSN have been recorded at the transferors’ historical cost basis, which is zero, as FSN had no assets as of the acquisition date, had not commenced operations and expenses since inception are not material. At March 31, 2003, there were 10,047,666 shares to be issued to Michael and Cory Gelmon for the acquisition of FSN, when they become available for issue.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

3.

Stockholders’ deficit:

Common stock:

The Company has 60,000,000 shares of no par value, common stock authorized; 50,000,000 shares of no par value, Class A common stock and 10,000,000 shares of no par value, Class B common stock. At June 30, 2003, there were 48,383,846 shares of Class A common stock issued and outstanding and no shares of Class B common stock were issued or outstanding. Subsequent to June 30, 2003 the Company has issued an aggregate of 150,000 shares of its Class A common stock for services to be provided and 50,000 shares of its Class A common stock in consideration of cash. In addition, the Company has options outstanding for the purchase of 8,180,000 shares of Class A common stock, warrants outstanding for the purchase of 350,000 shares of Class A common stock, outstanding preferred stock convertible to 187,190 shares of Class A common stock, 10,047,666 shares of Class A common stock to be issued to Michael and Cory Gelmon in connection with the FSN transaction, and 50,000 shares of Class A common stock to be issued in connection with the issuance of a note payable in 2001. If the options and warrants were exercised, the preferred stock converted, and the other additional shares of Class A common stock issued, the Company would exceed its authorized Class A common shares. This is prohibited by the laws of the State of Oregon, and, therefore, until the Company is able to convene a special board meeting and pass a resolution to increase the number of authorized shares, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments. The Company intends to promptly hold a board meeting to resolve the situation.

Stock transactions:

During the six months ended June 30, 2003, the Company issued 2,710,000 shares of its Class A common stock to non-related parties for total cash consideration of $264,990.

In February 2003, the Company issued 202,000 shares of Class A common stock, valued at $0.10 per share, which was equal to the market price on the agreement date, to consultants for accounting and Internet services.

In May 2003, the Company issued 20,000 shares of Class A common stock, valued at $0.14 per share, which was equal to the market price on the agreement date, to a consultant for marketing services.

Subsequent to June 30, 2003, the Company issued 50,000 shares of its Class A common stock to a non-related party at $0.10 per share, for total cash consideration of $5,000. In addition, the Company issued 150,000 Class A common stock shares at $0.12 per share, which was equal to the market price on the agreement date, to an employee as compensation.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

3.

Stockholders’ deficit (continued):

Stock option plans:

The Company applies APB No. 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options, nor was any compensation cost charged against income under its employee stock option plans in 2003. Had compensation cost for the Company’s employee stock option award been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below for the six months ended June 30, 2003:

			Three months ended		Six months ended
			June 30, 2003		June 30, 2003

	Net loss, as reported		$(39,023)		$(65,877)
	Deduct: Total stock-based employee compensation
	expense determined under fair value based
	method for all awards		$(5,600)		$(5,600)

	Net loss, pro forma		$(44,623)		$(71,477)

	Basic and diluted loss per share, as reported	$	*	$	*
	Basic and diluted loss per share, pro forma	$	*	$	*

	* Less than $0.01 per share

	The fair value of options granted during 2003 was estimated with the following assumptions using the Black-Scholes option-pricing model:

	Expected dividend yield		$0
	Expected stock price volatility		212.90%
	Average risk-free interest rate		1.36%
	Expected life of options		3 years

In July 2002, the Company committed to grant options to purchase 685,000 shares of the Company’s common stock in July 2004, to an employee and to consultants for services, at the weighted average closing price of the Company’s Class A common stock for the preceding 30 days, if the employee remains in the service of the Company through that date. The Company accounts for these options as variable awards. Through June 30, 2003, the Company recorded $3,800 of consulting and compensation.

4.

Commitments and contingencies:

A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the six months ended June 30, 2003 the Company did not incur any legal expenses on behalf of the former president. During the six months ended June 30, 2002, the company incurred $15,000 in legal expense on behalf of the former president.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

4.

Commitments and contingencies (continued):

In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The remaining amount due of approximately $144,400 is included in other liabilities, and at June 30, 2003 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

5.

Business transactions:

In April 2003, the Company formed Banyan Financial Services, Inc. (a Colorado corporation), a wholly owned subsidiary, to provide health care practice financial services. Banyan Financial Services, Inc. has not commenced operations.

6.

Subsidiary stock transactions:

In January 2003, the Company agreed to transfer 100,000 shares of common stock it owns in the Company’s subsidiary, Chiropractic USA, Inc. to a consultant for services. The 100,000 shares represent a 10% minority interest in the subsidiary and were valued at $6,000, which the Company believes was the fair value of the common stock on the agreement date, as Chiropractic USA, Inc. had not yet generated any revenues as of the date of transfer. The Company is currently negotiating the terms of an agreement with the consultant, whereby he can acquire an additional 39% interest in Chiropractic USA, Inc. in exchange for his services to promote Chiropractic USA and assist the Company with franchisee development and training. The consultant was appointed to the board of directors of Chiropractic USA, Inc.

7.	Subsequent events: Subsequent to June 30, 2003, the Company entered into two franchise agreements and area development agreements in Florida and Michigan.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The three months ended June 30, 2003 compared to the three months ended June 30, 2002:

Patient revenues for the three months ended June 30, 2003 were $452,093. During 2002, no clinics were owned and therefore there were no patient revenues.

Patient care costs for the three months ended June 30, 2003 were $206,509. These include the chiropractic doctors’ and related salaries and benefits and other ancillary expenses.

Selling, general and administrative expenses of $261,086 for the three months ended June 30, 2003, increased by $144,851 from $116,235 over the same three months ended June 30,2002. The increase of $144,851 was due to expenses incurred during normal operations of the acquired chiropractic clinics. Other expenses include salary and wages, legal and other professional fees, rent and other.

Loss from operations for the three months ended June 30, 2003 was $15,502 compared to a loss of $116,235 for the same three months ended June 30, 2002. The decrease in loss is due to the revenues generated from the operations of the chiropractic clinics.

Other expenses for the three months ended June 30, 2003 totaled $23,521 compared to $14,399 for the three months ended June 30, 2002. The unrealized loss on trading securities, which totaled $13,918 in 2002, was offset by an increase in interest expense during 2003.

Loss from continuing operations decreased from $130,634 for the three months ended June 30, 2002 to $39,023 for the three months ended June 30, 2003. The decrease in loss from operations was due primarily to the revenues produced by the chiropractic clinics.

The Company's net loss for the three months ended June 30, 2003 of $39,023 was $171,600 less than the net loss of $210,623 for the three months ended June 30, 2002. The decrease in net loss from was due primarily to the revenues produced by the chiropractic clinics and the loss associated with the discontinued operations of 2002.

The six months ended June 30, 2003 compared to the six months ended June 30, 2002:

Patient revenues for the six months ended June 30, 2003 were $1,012,804. During 2002, no clinics were owned and therefore there were no patient revenues.

Patient care costs for the six months ended June 30, 2003 were $392,621. These include the chiropractic doctors’ and related salaries and benefits and other ancillary expenses.

Selling, general and administrative expenses of $632,840 for the six months ended June 30, 2003, increased by $303,646 from $329,194 over the same six months ended June 30, 2002. The increase of $303,646 was due to expenses incurred during normal operations of the acquired chiropractic clinics and the reclassification of selling, general and administrative expenses relating to discontinued operations. Other expenses include salary and wages, legal and other professional fees, rent and other.

Loss from operations for the six months ended June 30, 2003 was $12,657 compared to a loss of $329,194 for the same six months ended June 30, 2002. The decrease in loss is due to the sales generated from the operations of the chiropractic clinics.

Other expenses for the six months ended June 30, 2003 totaled $53,220 compared to $36,971 for the six months ended June 30, 2002. The unrealized loss on trading securities, which totaled $34,884 in 2002, was offset by an increase in interest expense during 2003.

Loss from continuing operations decreased from $366,165 for the six months ended June 30, 2002 to $65,877 for the six months ended June 30, 2003. The decrease in loss from operations was due primarily to the revenues produced by the chiropractic clinics.

The Company's net loss for the six months ended June 30, 2003 of $65,877 was $433,437 less than the net loss of $499,314 for the six months ended June 30, 2002. The decrease in net loss from was due primarily to the revenues produced by the chiropractic clinics.

Liquidity and Capital Resources

During the six months ended June 30, 2003, cash flow provided by financing activities increased to $215,323 from $66,810 during the six months ended June 30, 2002. The increase primarily represents common stock issued for cash. There were payments on notes payable to related parties of $186,098 during the six month ended June 30, 2003 and payments on long-term debt were $95,000 during the six months ended June 30, 2003 compared to net proceeds of $6,250 from related party notes payable during the six months ended June 30, 2002.

Over the next twelve months, we anticipate positive cash flow to be produced from the chiropractic clinics and cash flows generated from franchise sales and royalty revenues. The needed supporting resources to run operations associated with the implementation of the franchise program are already in place. Therefore, cash flows generated from the franchise program should be positive. These operational cash flows are expected to meet the ongoing cash needs of the Company. We do not anticipate that additional funds will need to be raised for daily operating activities. Further, there are no expected plans for the purchase of additional facilities over the next twelve months but we may investigate opportunities on an individual basis.

Expected Plan of Operations

The restructuring of Banyan Corporation, including the disposal of DoubleCase Corporation and acquisition of Advanced Health Care in 2002 has aligned the Company’s direction over the next 12 months. It has been the goal of Banyan to establish a national franchise group of chiropractors and take advantage of economies of scale. The launch of our franchise program has begun subsequent to the quarter ended June 30, 2003. As of August 1, 2003, two area developers have been established generating the first franchise revenue for Chiropractic USA, Inc. We anticipate a fast ramp up of clinics signing up with Chiropractic USA over the next twelve months, with approximately 15 clinics by the end of 2003. Banyan Financial Services will be in place during 2003 and we anticipate funding projects during 2003. We anticipate positive cash flow being produced from all subsidiaries of Banyan during 2003.

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

PART II – OTHER INFORMATION

Item 1	Legal proceedings None.

Item 2	Changes in securities and use of proceeds None.

Item 3	Defaults upon senior securities None

Item 4	Submission of matters to a vote of securities holders None

Item 5	Other information None

Item 6	Exhibits and Reports on Forms 8-K

(a)	Exhibits

	31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the three months ended June 30, 2003:

On April 3, 2003, regarding a press release on franchise agreements, regarding Items 5 & 7

On April 11, 2003, regarding the formation of Banyan Financial Services, Inc., regarding Items 5 & 7

On April 28, 2003, regarding a press release on franchise agreements, regarding Items 5 & 7

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Corporation
(Registrant)

Date: August 13, 2003	By: /s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer

Date: August 13, 2003	By: /s/ Cory Gelmon
Cory Gelmon
Chief Financial Officer