Form 10QSB
period 2003-09-30
BANYAN CORP /OR/
filed 2003-11-19
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

(800) 808-0899
Registrant's telephone number, with area code

Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at November 12, 2003
Class A common	51,950,417

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed consolidated balance sheet as of September 30, 2003	3

	Condensed consolidated statements of operations for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002	4

	Condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2003	5

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002	6

	Notes to condensed consolidated financial statements	7-12

Item 2	Management’s discussion and analysis of financial condition and results of operations	13-15

Item 3	Controls and procedures	16

PART II OTHER INFORMATION

Item 1	Legal proceedings	17

Item 2	Changes in securities and use of proceeds	17

Item 3	Defaults upon senior securities	17

Item 4	Submission of matters to a vote of securities holders	17

Item 5	Other information	17

Item 6	Exhibits and Reports on Form 8-K	17

BANYAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2003

ASSETS

Current assets:
Cash and cash equivalents	$74,876
Accounts receivable, net of allowance of $ 36,600	1,156,989

Total current assets	1,231,865

Furniture, fixtures and equipment, net	131,039

Goodwill	52,000
Other assets, net	228,083

$1,642,987

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of long-term debt	$200,000
Accounts payable	283,916
Accrued interest	76,863
Other liabilities (Note 5)	147,190
Notes payable:
Related parties	432,461
Others	50,000

Total current liabilities	1,190,430

Long-term debt, net of current portion	588,224

Commitments and contingencies (Notes 3, 4 and 5)

Stockholders' deficit (Notes 2, 3 and 4):
Preferred stock; no par value; 10,000,000 shares authorized:
Class A convertible preferred stock; 500,000 shares authorized;
187,190 shares issued and outstanding;
liquidation preference $ 514,773	334,906
Class B preferred stock; 500,000 shares authorized;
none issued and outstanding
Common stock; no par value; 60,000,000 Class A shares
authorized; 51,950,417 shares issued and outstanding	5,754,626
Deferred compensation costs	(202,002)
Common stock to be issued	3,500
Accumulated deficit	(6,026,697)

Total stockholders' deficit	(135,667)

$1,642,987

See notes to condensed consolidated financial statements.

BANYAN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Patient services, net - Company operated	$482,724	$348,143	$1,495,528	$348,143
Revenues from franchised clinics	13,600		13,600

Total revenues	496,324	348,143	1,509,128	348,143

Patient care costs- Company operated	189,403	122,350	582,024	122,350
Selling, general and administrative expenses	881,549	425,205	1,517,180	751,155

	1,070,952	547,555	2,099,204	873,505

Loss from operations	(574,628)	(199,412)	(590,076)	(525,362)

Other income (expense):
Interest expense:
Related parties	(3,887)	(3,140)	(23,720)	(23,604)
Other	(13,788)	(13,320)	(44,385)	(19,830)
Unrealized gain (loss) on trading securities		5,000		(29,884)
Gain on investment borrowing				11,625

Loss from continuing operations	(592,303)	(210,872)	(658,181)	(587,055)

Discontinued operations:
Loss from operations of discontinued
subsidiary		(37,898)		(161,029)

Net loss	$(592,303)	$(248,770)	$(658,181)	$(748,084)

Loss per common share basic and diluted:

Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Discontinued operations	-	-	-	(0.01)

Net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Weighted average number of common
shares outstanding - basic and diluted	49,301,455	17,450,071	47,782,397	15,476,201

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2003

						Common
	Preferred stock		Common stock			stock		Stock-
	Class A		Class A		Deferred	to be	Accumulated	holders
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances, January 1, 2003	187,190	$334,906	43,451,846	$4,496,796	$(39,669)	$3,500	$(5,368,516)	$(572,983)

Issuance of common
stock for service			372,000	41,000				41,000

Issuance of common
stock for service			1,428,571	200,000	(200,000)			-

Stock compensation plan				123,800				123,800

Transfer of 100,000 shares
of subsidiary common
stock for service				6,000				6,000

Common stock issue
for cash of $ 691,990
and services of $ 195,440			6,698,000	887,030				887,030

Amortization of defered
compensation					37,667			37,667

Net loss							(658,181)	(658,181)

Balances, June 30, 2003	187,190	$334,906	51,950,417	$5,754,626	$(202,002)	$3,500	$(6,026,697)	$(135,667)

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002

Net cash used in operating activities	$(353,735)	$(126,014)

Cash flows from investing activities:
Purchase of furniture fixtures and equipment	(8,445)
Purchase of assets of Advanced Health Center Inc.		(900,000)

Net cash used by investing activities	(8,445)	(900,000)

Cash flows from financing activities:
Proceeds from notes payable, related parties	31,431
Payments on notes payable, related parties	(190,544)	(11,250)
Payments on notes payable, other	(144,998)	(16,667)
Proceeds from notes payable, other		1,000,000
Payments on investment borrowing		(10,625)
Proceeds from notes payable, related party		6,250
Proceeds from issuance of common stock	691,990	60,560

Net cash provided by financing activities	387,879	1,028,268

Net cash provided by discontinued operations		1,933

Net increase in cash	25,699	4,187
Cash and cash equivalents, beginning of period	49,177	1,107

Cash and cash equivalents, end of period	$74,876	$5,294

Supplemental disclosures of cash flow information:

Cash paid for interest	$48,535	$8,668

Supplemental disclosure of non-cash investing and
financing activities:

Class A common stock issued issued for
guarantee and loan fees in connection with
issuance of notes payable		$345,000

Purchase of Advanced Health Center, Inc.
Fair value of assets acquired		1,150,000
Notes payable issued		(200,000)
Fair value of common stock issued		(50,000)

Cash paid		$900,000

Note payable incurred for legal expenses		$15,000

See notes to condensed consolidated financial statements.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
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

In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at September 30, 2003 and the condensed consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders’ deficit of $135,667 as of September 30, 2003. These conditions raise doubt about the Company’s ability to continue as a going concern. At September 30, 2003, the stockholders’ deficit has decreased to $135,667 from $572,983 at December 31, 2002, primarily as a result of common stock issued for cash totaling $691,990. Management plans to address these concerns include cash flows generated by the franchise business plan execution, cash flows generated through the operations of its chiropractic clinics and cash flows from additional borrowings.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

2.

Related party transactions:

In August 2003, the chief executive officer of the Company loaned 1,000,000 shares of Class A common stock held in his name to the Company. In September 2003, the Company issued 1,000,000 shares of Class A common stock to the chief executive officer as repayment. The loan was non-interest bearing. The loan was made in connection with the Company’s execution of a consulting agreement (Note 3) for marketing services.

In August 2003, the Company granted options to purchase an aggregate of 2,000,000 shares of the Company’s Class A common stock at $0.18 per share, which was equal to the market price on the agreement date to the chief executive officer and the chief financial officer of the Company. The options are exercisable through August 2006 and vested immediately.

In July 2003, the Company issued 150,000 shares of Class A common stock at $0.12 per share, which was equal to the market price on the agreement date, to an employee for services.

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

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its Class A common stock to the shareholders of FSN, Michael and Cory Gelmon, on November 30, 2002. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders . Accordingly, the assets of FSN have been recorded at the transferors’ historical cost basis, which is zero, as FSN had no assets as of the acquisition date, had not commenced operations and expenses since inception are not material. At September 30, 2003, there were 10,047,666 shares to be issued to Michael and Cory Gelmon for the acquisition of FSN, when they become available for issue.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

3.

Stockholders’ deficit:

Common stock:

In September 2003, the Board of Directors re-designated 10,000,000 shares of no par value, Class B common stock as no par value, Class A common stock thereby increasing the number of authorized shares of Class A common stock from 50,000,000 to 60,000,000. There are no longer any shares of Class B common stock authorized.

At September 30, 2003, there were 51,950,417 shares of Class A common stock issued and outstanding. The Company has options outstanding for the purchase of 10,180,000 shares of Class A common stock, warrants outstanding for the purchase of 350,000 shares of Class A common stock, outstanding preferred stock convertible to 187,190 shares of Class A common stock, 10,047,666 shares of Class A common stock to be issued to Michael and Cory Gelmon in connection with the FSN transaction, and 50,000 shares of Class A common stock to be issued in connection with the issuance of a note payable in 2001. If the options and warrants were exercised, the preferred stock converted, and the other additional shares of Class A common stock issued, the Company would exceed its authorized Class A common shares. This is prohibited by the laws of the State of Oregon, and, therefore, until the Company is able to convene a special board meeting and pass a resolution to increase the number of authorized shares, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments. The Company intends to promptly hold a board meeting to resolve the situation.

Stock transactions:

During the six months ended June 30, 2003, the Company issued 2,710,000 shares of its Class A common stock for total cash consideration of $264,990. During the three months ended September 30, 2003, the Company issued an additional aggregate of 1,988,000 shares of its Class A common stock for cash consideration of $227,000, at $0.10 to $0.25 per share, which was less than the market values on the sale dates. As the shares were issued to participants in the Company’s franchise program, the Company has recorded an expense of $195,040 for the effect of these discounts.

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

In August 2003, the Company issued 1,428,571 shares of Class A common stock, valued at $0.14 per share, which was equal to the market price on the agreement date, to a consultant for marketing services under a twelve month marketing service agreement.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

4.

Stock option plans:

The Company applies APB No. 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options, nor was any compensation cost charged against income under its employee stock option plans in 2003. Had compensation cost for the Company’s employee stock option award been determined based on the fair value at the grant dates for awards under the stock option grants and incentive stock option plan consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been the pro forma amounts indicated below for the three months and nine months ended September 30, 2003. There were no stock options granted during the three months or nine months ended September 30, 2002.

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003

Net loss, as reported	$(592,303)	$(658,181)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all awards	$(358,875)	(364,500)
Pro forma net loss	$(951,178)	$(1,022,681)

Basic and diluted loss per share, as reported	$(0.01)	$(0.01)
Basic and diluted loss per share, pro forma	$(0.02)	$(0.02)

In July 2002, the Company committed to grant options to purchase 685,000 shares of the Company’s common stock in July 2004, to an employee and to consultants for services, at the weighted average closing price of the Company’s Class A common stock for the preceding 30 days, if the employee remains in the service of the Company through that date. The Company accounts for these options as variable awards. At September 30, 2003, the total estimated value of these options was approximately $364,000. For the nine months ended September 30, 2003, the Company recorded $123,800 of consulting and compensation.

5.

Commitments and contingencies:

A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual effect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the nine months ended September 30, 2003 the Company did not incur any legal expenses on behalf of the former president. During the nine months ended September 30, 2002, the company incurred $60,000 in legal expense on behalf of the former president.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

5.

Commitments and contingencies (continued):

In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The remaining amount due of approximately $147,200 is included in other liabilities, and at September 30, 2003 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

6.

Business transactions:

In April 2003, the Company formed Banyan Financial Services, Inc. (a Colorado corporation), a wholly owned subsidiary, to provide health care practice financial services. Banyan Financial Services, Inc. has not commenced operations.

7.

Franchise operations:

During the third quarter 2003, the Company’s subsidiary, Chiropractic USA Inc., entered into four franchise agreements with principles that control five Chiropractic clinics. These franchise agreements are each for five year terms. Chiropractic USA Inc., under the terms of the agreements is responsible for offering operational support, shared information, training support and marketing services to the franchisees. In return for these services, Chiropractic USA Inc. is to recognize royalties in the amount of 6% of collections on a weekly basis plus an additional 3% of collections for national and local advertising campaigns. Collections are defined as monies received as payment for services rendered. The Company also has the right to audit the franchisee’s accounting records to determine compliance. The royalties recognized appear on financial statements as “revenues from franchised clinics.” General and administration expenses associated with these revenues will be included in the selling, general and administrative expenses on the statement of operations. Prior to the execution of these franchise agreements, Chiropractic USA Inc. will charge a $20,000 initial franchise fee for startup clinics and a $1 fee for existing clinics that convert to its franchise program. The Company agrees to provide marketing, site selection, office processes, financing aid and other services to start up practices. Initial franchise fees will be recognized when substantially all significant services to be provided by Chiropractic USA Inc. have been performed. The four agreements entered into during the third quarter of 2003 include clinics in the following states: Florida, California, Hawaii and Michigan.

During the third quarter 2003, the Company’s subsidiary, Chiropractic USA Inc., entered into five area development agreements with individuals. The agreements are designed for the individuals to develop the franchise market for Chiropractic USA and deliver a minimum of 10 conversions or start-up franchisees per year per agreement. The term of the agreements is 10 years. The Company will offer marketing support and remunerate the area developers 16.67% of royalties recognized from each franchisee within their territory. The royalties paid to the area developers will be recorded as a reduction in “revenues from franchised clinics” in the Company’s statement of operations. The agreements in place at September 30, 2003 allocate the territories of Hawaii, California, Florida, Iowa and Michigan.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

7.

Franchise operations (continued):

Subsequent to September 30, 2003, Chiropractic USA Inc. entered into agreements with five additional area developers: 1) Arizona and New Mexico, 2) Texas, 3) South Carolina and Georgia, 4) Minnesota, and 5) Massachusetts, Rhode Island, Vermont, and New Hampshire.

8.

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

9.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earning per share. In August 2003, the Company issued 1,428,571 shares of common stock under a stock-based consulting arrangement, which is to be earned through August 2004. Until they are earned, or canceled, these shares are considered options for the purpose of computing basic and diluted earnings per share. For the three and nine months ended September 30, 2003 and 2002, the effect of inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

Item 2.    Management Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The three months ended September 30, 2003 compared to the three months ended September 30, 2002:

Patient revenues for the three months ended September 30, 2003 were $482,724 as compared to $348,143 during the same three months period ended September 30, 2002. The increase was primarily due to gaining efficiencies in providing patient care and increasing the number of patients as a result of marketing efforts. Also, during the three months ended September 30, 2003, $13,600 was generated from revenues from franchised clinics. There were no franchised clinics during the same three month period ended September 30, 2002.

Patient care costs for the three months ended September 30, 2003 were $189,403 as compared to $122,350 during the same three month period ending September 30, 2002. These costs include the chiropractic doctors’ and related salaries and benefits and other ancillary expenses.

Selling, general and administrative expenses of $881,549 for the three months ended September 30, 2003, increased by $456,344 from $425,205 over the same three month period ended September 30,2002. The increase was primarily due to expenses incurred for the issuance of Class A common stock below market value on the transition dates and other stock based compensation costs and legal costs associated with franchise operations. These costs were approximately $448,000 during the three months ended September 30, 2003.

Loss from operations for the three months ended September 30, 2003 was $574,628 compared to a loss of $199,412 for the same three months ended September 30, 2002. The increase was primarily due to the increase in expenses noted in selling, general and administrative.

Other expenses for the three-month period ended September 30, 2003 totaled $17,675 compared to $11,460 for the three-month period ending September 30, 2002. The unrealized gain on trading securities, which totaled $5,000 in 2002, accounts for the increase.

Loss from continuing operations increased from $210,872 for the three-months ended September 30, 2002 to $592,303 for the three months ended September 30, 2003. The increase in loss from continuing operations was primarily due to the increase in expenses noted in selling, general and administrative.

The Company's net loss for the three months ended September 30, 2003 of $592,303 was $343,533 more than the net loss of $248,770 for the three months ended September 30, 2002. The increase in the loss from operations was primarily due to the increase in expenses noted in selling, general and administrative offset by a reduction in the loss from discontinued operations.

The nine months ended September 30, 2003 compared to the nine months ended September 30, 2002:

Patient revenues for the nine months ended September 30, 2003 were $1,495,528. The Company’s clinic commenced operations during the three months ended September 30, 2002, and patient revenues were $348,143 for the period ending September 30, 2002.

Patient care costs for the nine months ended September 30, 2003 were $582,024. The Company’s clinic commenced operations during the three months ended September 30, 2002, and the patient care costs were $122,350 for the three months ended September 30, 2002. These costs include the chiropractic doctors’ and related salaries and benefits and other ancillary expenses.

Selling, general and administrative expenses of $1,517,180 for the nine months ended September 30, 2003, increased by $766,025 from $751,155 over the same nine month period ended September 30, 2002. The increase of $766,025 was due to expenses incurred during normal operations of the acquired chiropractic clinics, expenses incurred for the issuance of Class A common stock below market value on the transition dates, other stock based compensation costs, and legal costs associated with franchise operations. Other increases in expenses include salary and wages, other professional fees, and rent.

Loss from operations for the nine months ended September 30, 2003 was $590,076 compared to a loss of $525,362 for the same nine-month period ended September 30, 2002.

Other expenses for the nine-month period ended September 30, 2003 totaled $68,105 compared to $61,693 for the nine-month period ending September 30, 2002. The unrealized gains and losses on trading securities and investment borrowings, which totaled $18,259 in 2002, was offset by an increase in interest expense during 2003.

Loss from continuing operations increased from $587,055 for the nine months ended September 30, 2002 to $658,181 for the nine months ended September 30, 2003.

The Company's net loss for the nine months ended September 30, 2003 of $658,181 was $89,903 less than the net loss of $748,084 for the nine months ended September 30, 2002. The decrease in net loss was due primarily to the above factors and the reduction in the loss from discontinued operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, cash flow provided by financing activities decreased to $387,879 from $1,028,268 during the nine-month period ended September 30, 2002. The decrease primarily represents an increase common stock issued for cash during 2003 offset by repayments on notes payable compared to proceeds from notes payable for the funding of the Lake Charles clinics purchase during 2002. Net payments on debt were $304,111 during the nine months ended September 30, 2003, compared to net proceeds of $967,708 during the nine months ended September 30, 2002.

Over the next twelve months, a positive cash flow is expected to be produced from the chiropractic clinics and cash flow generated from franchise revenue streams. These cash flows are expected to meet the cash needs of the Company. We do not anticipate that additional funds will need to be raised for daily operating activities. Further, there are no expected plans for the purchase of additional facilities over the next twelve months but we may investigate opportunities on an individual basis.

Expected Plan of Operations

The restructuring of Banyan Corporation, including the disposal of DoubleCase Corporation and acquisition of Advanced Health Center in 2002 has aligned the Company’s direction over the next 12 months. It has been the goal of Banyan to establish a national franchise group of chiropractors and take advantage of economies of scale. The launch of our franchise program has begun and ten area developers have been established generating the first franchise revenue for Chiropractic USA, Inc. We anticipate a fast ramp up of clinics signing up with Chiropractic USA over the next twelve months, with approximately 20 clinics by the end of 2003. Banyan Financial Services will be in place during 2003 and we anticipate funding projects during 2003. We anticipate positive cash flow being produced from all subsidiaries of Banyan during 2003.

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

We believe that the recognition of franchise revenue is a critical accounting policy that currently affects our financial condition and results of operations. The franchise agreements are for five year and ten year terms, depending on whether the franchisee is also and are a developer converting its own clinics or a start up clinic. The Company, under the terms of the agreement is responsible for offering operational support, shared information, training support and marketing services to the franchisees. In return for these services, the Company is to receive royalties in the amount of 6% of collections on a weekly basis plus an additional 3% of collections for national and local advertising campaigns. Collections are defined as monies received as payment for services rendered. The Company recognizes revenue when earned and all required services have been performed. The Company charges an initial franchise fee of $20,000 for startup clinics and a $1 fee for existing clinics that convert to our franchise program. Initial franchise services include marketing, site selection, office processes, financing aid and other services.

The Company also offers ten-year, area development agreements. The Company charges an initial area development fee of $50,000, unless the area developer is converting its own clinics under franchise agreements. The area development agreements are designed to develop the franchise market for Chiropractic USA and deliver a minimum of 10 conversions or start-up franchisees per agreement per year. The Company offers marketing support and compensates the area developers at 1% of royalties collected within their territory. Royalties paid to the area developers are recorded as a reduction of revenues from franchised clinics.

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

None.

Item 3    Defaults upon senior securities

None

Item 4    Submission of matters to a vote of securities holders

None

Item 5    Other information

None

Item 6    Exhibits and Reports on Forms 8-K

(a)	Exhibits

	31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K during the three months ended September 30, 2003:

		•	July 31, 2003, regarding a press release on franchise agreements, regarding Items 5 & 7

		•	August 6, 2003, regarding a press release on franchise agreements, regarding Items 5 & 7

		•	September 12, 2003, regarding a press release on franchise agreements, regarding Items 5 & 7

		•	September 12, 2003, regarding a press release on Tradeway Communications,regarding Items 5 & 7

		•	September 15, 2003, regarding a press release on franchise agreements, regarding Items 5 & 7

		•	September 25, 2003, regarding a press release on franchise agreements, regarding Items 5 & 7

		•	September 25, 2003, regarding a press release on franchise agreements, regarding Items 5 & 7

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banyan Corporation
(Registrant)

Date: November 18, 2003	By: /s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer

Date: November 18, 2003	By: /s/ Cory Gelmon
Cory Gelmon
Chief Financial Officer