Form 10KSB
period 2003-12-31
BANYAN CORP /OR/
filed 2004-05-17
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-26065

BANYAN CORPORATION
(Exact name of registrant as specified in Its charter)

Oregon	84-1346327
(State or other	(IRS Employer
jurisdiction of	Identification No.)
Incorporation or
Organization)

Suite 500, 1925 Century Park East, Los Angeles, CA 90067
(Address of Principal Executive offices) (Zip Code)

Registrant's telephone number, with area code: (800) 808-0899

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Issuer’s revenues for its most recent fiscal year. $1,752,999

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $6,461,586,as of April 20, 2004,

Number of shares of outstanding of each of the issuer’s classes of common equity as of April 20, 2004: Class A Common 55,784,014

ransitional Small Business Disclosure Format (Check one): Yes  ☐    No   ☒

Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-KSB contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation. We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-KSB.

PART I

Item 1. Description of Business.

Banyan Corporation, an Oregon corporation (“Banyan”), was organized in 1978. As used herein, the terms “Our,” “Us,” “We” and “the Company” collectively refer to Banyan and its one majority-owned subsidiary: Chiropractic USA, Inc., a Colorado corporation (“Chiropractic USA”), and its two wholly-owned subsidiaries: Franchise Support Network, Inc. (“Franchise Support Network”), incorporated pursuant to the laws of the province of Alberta, Canada, and Banyan Financial Services, Inc, a Colorado corporation and Southern Health Care, Inc. (a Colorado corporation), in accordance with guidelines established under Emerging Task Force Issue 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc.

Banyan is a holding company focused on investing in and building a network of operating subsidiaries engaged in the development of branded chiropractic clinics throughout North America, providing financing to chiropractors and other health care professionals, and providing support services to chiropractors.

There are approximately 80,000 chiropractors in the United States and Canada. Approximately 2,000 new graduates enter the field each year. This year, an estimated 20,000,000 Americans are expected to visit a chiropractor and expenses for the treatment of lower back pain are expected to exceed approximately $50,000,000. The aging of the population, continued population growth, advanced Chiropractic treatments, increased health care, and greater health consciousness all assure the chiropractic industry a future of expanding services. Despite the size and potential of this market, there is no national brand.

Management believes these factors have created a unique and significant business opportunity: to establish the first national franchise brand in the burgeoning Chiropractic market and to provide ancillary services to Chiropractors. Chiropractic USA was formed to establish the first national franchise brand in chiropractic and to develop branded chiropractic clinics throughout North America through acquisition of existing clinics, conversion of existing practices to franchised locations, and franchising new practices under Chiropractic USA trademarks and uniform operating systems and practices. We have developed a template for all its locations and offer the following advantages to franchisees:

1.	Recognized national brand with uniform logo, clinic design, and operating systems.

2.	Centralized accounting, marketing, billing, collections, and interface with insurers.

3.	Comprehensive national marketing with economies of scale relative to national and regional marketing and advertising programs.

4.	Franchised clinics allow the doctor to focus on patients, while we take care of business administration.

5.	Preferential financing packages for start up practitioners.

We have embarked on three main development strategies: acquiring clinics to be owned and operated by us as corporate clinics, direct marketing of franchises, and recruiting area representatives to market franchises in exclusive territories.

In December, 2002, we entered into an agreement in principle with world renowned Chiropractic Coach Dr. CJ Mertz to assist us with the development our franchising. Dr. Mertz has operated The Waiting List Practice Chiropractic Training Organization (www.teamwlp.com) and its predecessors since 1984. Dr. Mertz has trained with nearly seven thousand chiropractors and has visited over one thousand private practices worldwide. Team WLP has successfully built more practices seeing greater than four hundred patient visits per week profitably than any other coaching program in history. Dr. Mertz has received numerous awards from the chiropractic profession. We will utilize Team WLP in our system to encourage maximum potential for our franchisees. Additionally, Dr. Mertz will have a significant role in positioning the franchise for maximum growth potential as well as strategic planning and execution. During the latter half of 2002, we acquired a chain of three clinics in Louisiana, which have been re-branded under Chiropractic USA. This has allowed us to implement methods in our own clinics and commence the chain/brand building segment of our business plan. These clinics serve as a flagship or role model for the Chiropractic USA chain.

In the middle of 2003, we began the rollout of our franchising program through direct marketing to existing practitioners and chiropractic students.

Initial franchising activities were directed to converting established clinics to Chiropractic USA brand clinics. Established practices that convert receive a corporate identity -- logos, banners, name recognition, marketing capability, uniform operating and business format, practice management services, and other services available through us. Conversion activity began in the third quarter 2003. These conversions will establish a strong basis for our operations and enable us to build up rapidly our brand.

We currently have franchise agreements in place in Hawaii, California, Michigan, Florida, South Carolina, Texas, Minnesota, Arizona, Massachusetts, Georgia, Utah, Colorado and other states. We anticipate being represented in over twenty-five States by year-end.

Since the latter half of 2003 when we began franchising we have also been marketing to new practitioners and recently graduated chiropractic students. We offer site selection, lease negotiation, practice design, and other additional services are offered to new practitioners. We will continue to market to “associate” practitioners anticipating this segment to be a large potential future growth opportunity.

Our franchise agreements provide for payment of percentage royalties and charges for additional services selected by the franchisee. New practitioners pay a franchise fee in addition to a percentage royalty and fees for optional services.

We recruit area representatives from all regions of the country. An area representative is responsible for developing Chiropractic USA locations within an exclusive territory, through conversion of existing practitioners and startup clinics. An area representative receives a portion of the percentage royalty we collected from the territory. Each area developer agreement calls for the establishment of up to 100 franchises in each territory. We currently have eleven area developer agreements in place representing a potential 1,100 clinics. We anticipate that by the end of 2004, our area developers will establish in excess of 100 franchise clinics throughout the United States.

Franchise Support Network is intended to be a dedicated support to assist the needs of people desirous of becoming Chiropractic USA franchisees. It will offer such support services as business plan formulation, franchise agreement review and negotiation, assistance in site selection, lease review and negotiation, local store marketing assistance, accounting services, and other ongoing services. We intend that Franchise Support Network will establish relationships with business consultants and accountants across North America in order to establish itself as a franchised network of one-stop franchise consultants. Franchise Support Network has its principal place of business in Calgary, Alberta. As of March 1st, 2004, operations have not commenced.

Banyan Financial Services is a specialty finance firm providing practice finance solutions, including start up capital, construction financing, equipment leasing, unsecured lines of credit, and refinancing for Chiropractic USA franchisees and others in the health care industry. The President of Banyan Financial Services is Mark Eric Bailey. Banyan Financial Services has its principal place of business in Cape May, New Jersey. As of March 1, 2004, operations have not commenced.

On May 7, 2001, Banyan Corporation entered into three contracts with our Chief Executive Officer and our current Chief Financial Officer in connection with the repositioning of our business into the chiropractic market: an Offer to Purchase (Intellectual Property) (the

“Chiropractic USA Acquisition”); an Offer to Purchase Franchise Support Network, Inc. (the “Franchise Support Network Acquisition”); and, Management Agreements with each of these officers (the “Management Agreements”). Please refer to Item 10, Executive Compensation, and Item 12, Certain Relationships and Related Transactions.

On September 11, 2001, we entered into an agreement with Advanced Health Center, Inc. (“Advanced”) of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets. On June 26, 2002, we assigned our rights under the agreement to Southern Health Care, Inc. (”Southern”), a newly formed Colorado holding company wholly-owned our Chief Executive Officer and our Chief Financial Officer, in exchange for the assignment to us of operations and income under a comprehensive management and operations agreement. This was done at the request of the financial institution funding the acquisition to accommodate their desired organizational structure for the transaction. The effect of the comprehensive management and operations agreement is that our Chief Executive Officer and our Chief Executive Officer have no direct pecuniary interest in the business and operations of Southern. On July 29, 2002, Southern completed the acquisition of Advanced. Southern acquired accounts receivable of $973,469 and furniture, fixtures and equipment of $176,531 in exchange for $900,000 in cash, notes payable of $200,000 and the Company issued 277,778 shares of its Class A common stock valued at $50,000. Our Chief Executive Officer and our Chief Financial Officer received certain compensation upon the completion of the acquisition. Please refer to Item 12, Certain Relationships and Related Transactions.

We currently have 28 employees, six of which are part time.

On October 30, 2002, we disposed of all of the stock of a former wholly owned subsidiary DoubleCase Corporation (“DoubleCase”) to Global Case Corporation for nominal consideration. DoubleCase was insolvent at the date of disposition and had incurred losses in the prior fiscal year and the fiscal year-to-date.

On September 22, 2003, Banyan Corporation amended its articles of incorporation without shareholder action to re-designate 10,000,000 shares of authorized and unissued Class B Common NPV as Class A Common Stock, no par value. The amendment increases from 50,000,000 to 60,000,000 the total number of shares of Class A Common Stock Banyan Corporation is authorized to issue. Management intends to submit to a shareholder vote a change the authorized capitalization of Banyan Corporation, including an increase in the number of shares of Common Stock Banyan Corporation will be authorized to issue.

At year-end, we were past due on the repayment of $323,575 in unsecured promissory notes. Management intends to promptly negotiate alternate payment options including extension of the payment date and/or cancellation of this debt.

Item 2. Description of Property.

We sublease our executive offices in Los Angeles on a month-to-month for monthly rentals of $250. We also rent facilities for our chiropractic clinics and accounting operations in Lake Charles, Sulphur and Iowa for approximately $9,500 per month under a long-term lease, which expires in July 2012. We pay an allowance of $1,000 per month each to our Chief Executive

Officer and our Chief Financial Officer for the use of their law firm’s office space in Calgary, Alberta.

Item 3. Legal Proceedings.

As of December 31, 2003, we owed $153,896 plus accrued interest at the rate of 9% per annum with respect to a stipulated money judgment in favor of a broker-dealer, Paine Webber, Inc. The judgment was entered in Multnomah County, Oregon pursuant to settlement agreement entered into in January 2001. This legal proceeding arose from the alleged failure to deliver a stock certificate to the broker-dealer.

On January 8, 2004, a former employee of the former subsidiary DoubleCase, Bruce Leithead, filed suit against us and former subsidiary, DoubleCase; in Mobile County, Alabama seeking money damages for breach of an alleged employment contract. The Company and its officers deny any liability and intend to vigorously defend the suit.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year December 31, 2003 to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our Class A Common Stock is traded on National Association of Securities Dealers, Inc. (the “NASD”) OTC Bulletin Board under the symbol "BANY”.

	2003

	HIGH	LOW
Fourth Quarter	0.52	0.26

Third Quarter	0.69	0.11

Second Quarter	0.19	0.11

First Quarter	0.19	0.09

	2002

	HIGH	LOW
Fourth Quarter	0.17	0.07

Third Quarter	0.21	0.08

Second Quarter	0.25	0.17

First Quarter	0.25	0.05

As of April 16, 2004 there were approximately 500 record holders of Class A Common Stock. This does not reflect an estimated 1,400 shareholders who hold their shares in street name.

No dividends were declared since prior to December 31, 2001. We presently intend to retain our earnings to fund development and of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of common stock are entitled to receive such dividends as may be declared our Board of Directors. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2003.

Equity Compensation Plan Information (1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights reflected in column (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities (a)) (c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	676,000	$0.57	NA
Total	676,000	$0.57	NA

* This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

Please refer to Item 10. Executive Compensation. for additional information regarding securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities.

During 2003, Banyan sold Class A Common Stock to employees, consultants and investors in transactions not involving a public offering without registration under the Securities Act of 1933 as follows:

	Shares	Consideration
Cash	7,940,500	$890,115

For sales to consultants and employees, we relied on the exemption from registration afforded by Section 4(2) of the Securities Exchange Act of 1934 (the “’34 Act”) and for sales to investors we relied on the exemption from registration afforded by Rule 406 of Regulation D of the General Rules and Regulations under the ’34 Act. We complied with the manner of offering, access to information and investor accreditation requirements of such exemptions.

The sales of securities discussed above do not include 24,000,000 shares issued to the Chief Executive Officer and Chief Financial Officer in connection with the Chiropractic USA Acquisition. Please refer to Item 12. Certain Relationships and Related Transactions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION:

The following information should be read in conjunction with the audited consolidated financial statements included herein which are prepared in accordance with accounting principles generally accepted in the United States of America.

The independent auditors' report on the Company's consolidated financial statements as of and for the year ended December 31, 2003 includes a "going concern" paragraph that describes doubt about the Company's ability to continue as a going concern.

Management’s Discussion and Analysis of Financial Condition and Results of Operations:

For the year ended December 31, 2003, the Company once again showed record revenues. During 2003, we began our franchise operations and have quickly established over fifty franchisees as of the close of the first quarter 2004. Revenue will continue to grow as the new franchises come on stream. We anticipate reaching our goal of 100 franchised clinics by the end of 2004. This is key as Chiropractic USA’s primary purpose is to be a franchisor, generating revenues primarily by charging a 6% royalty to all franchisees in the system. The growth factor has a progressive effect, as when we add new franchisees we do not have to substantially increase our operating expenses to support additional units. To date, we have expended significant sums to establish our franchise system, but it is now on stream with great potential growth in the coming years. This should easily surpass the corporate clinics in both revenue and profitability as it is the achievement of the second phase of our business plan (the first being the acquisition of corporate clinics). This milestone will put us well on our way to becoming a household standard for Chiropractic care with tremendous growth potential. Below is the comparison of operations for the years ending December 31, 2003 and 2002.

The Year Ended December 31, 2003 compared to the year ended December 31, 2002:

Patient revenues for the year ended December 31,2003 were $1,698,861 compared to $798,128 from the date of acquisition of Southern Health Care, Inc .on July 29, 2002 through December 31, 2002.

Revenues from franchised operations were $54,138 for the year ended December 31, 2003. The franchise operations began in September 2003 and are growing exponentially.

Patient care costs for the year ended December 31, 2003 were $1,055,008 compared to $339,678 from the date of acquisition of Southern Health Care, Inc. on July 29, 2002 through December 31, 2002. These include the chiropractic doctors’ and related salaries and benefits and other ancillary expenses.

Selling, general and administrative expenses of $4,530,877 for the year ended December 31, 2003, include stock based compensation, warrant and option expense of $2,375,940 compared to $336,300 for the year ending December 31, 2002. While management realizes this is a significant expense, the options are utilized to attract the highest quality of chiropractors and area representatives to the system laying the groundwork for significant growth in years to come. Other expenses include salary and wages, legal and other professional fees, rent and other.

Other expenses for the year ended December 31, 2003 totaled $116,735 compared to $98,375 for the year ended December 31, 2002.

In October 2002, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, DoubleCase Corporation to an unrelated party. The sale resulted in a gain on the sale of the subsidiary of $656,168, which was offset by losses from operations of the discontinued subsidiary of $188,753. For the year ended December 31, 2003, the Company did not dispose of any subsidiaries and therefore recognized no gains or losses.

Loss from operations increased from $834,731 in 2002 to $3,802,638 in 2003. The increase in loss from operations was due to stock based compensation, warrant and option expense associated with franchise and area representative agreements and while a significant expense now, positions us strongly for long term significant royalty revenues.

Liquidity and Capital Resources

During 2002, Banyan Corporation had cash outflows from investing activities of $900,000, which represents the cash paid in the acquisition of Advanced Health Care Inc. This cash outflow was funded by proceeds from long-term debt from a financial institution of $1,000,000. During 2003, there were no significant cash flows from investing activities.

Cash inflows from financing activities during 2003 of $890,115 were from additional sales of the Company’s Class A common stock. Other cash outflows from financing activities of $391,577 were for the repayment of notes payable.

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

Expected Plan of Operations

It has been the goal of Banyan to establish a national franchise group of chiropractors and take advantage of economies of scale. We have launched our franchise program by signing up the first franchisee once all required federal and state franchise filings were completed in September, 2003. We progressed rapidly, signing 10 area representatives by the end of 2003 and now have in excess of fifty franchisees. Now that the majority of the ground work has be laid, we anticipate significant growth by the continued conversion of existing clinics to Chiropractic USA, as well as the development of various new clinics under the Chiropractic USA brand. We anticipate in excess of 100 clinics by the end of 2004. As for now, we do not believe we will purchase any additional clinics during 2004 even though we will examine closely any potential opportunities. Banyan Financial Services will be in place during 2004 and begin funding projects during the period. We anticipate positive cash flow being produced from all subsidiaries of Banyan during 2004.

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

Legal Contingencies

We are currently involved in certain legal proceedings. As discussed in Note 13 of our consolidated financial statements, as of December 31, 2003, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions, of the effectiveness of our strategies, related to these proceedings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guaranty. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of disclosure requirements are effective for financial statements of interim and annual reports ending after December 15, 2002. The adoption of FIN No. 45 had no impact on the financial condition or results of operations of the Company.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS no. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatory redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have an impact on the financial position or results of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect to have a material effect on the financial position or results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plants to continue accounting for stock-based compensation under APB 25.

In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitles to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have a material effect on the financial condition or results of operations of the Company.

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

BANYAN CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Banyan Corporation

We have audited the accompanying consolidated balance sheet of Banyan Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Corporation and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $3,919,373 during the year ended December 31, 2003 and has a stockholders’ deficit and working capital deficiency of $1,133,802 and $888,305, respectively, at December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GELFOND HOCHSTADT PANGBURN, P.C.

Denver, Colorado
April 15, 2004

BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$10,209
Accounts receivable, net of allowance of $72,600 (Note 2)	730,571
Total current assets	740,780

Furniture, fixtures and equipment, net (Note 5 )	118,894

Other assets, net (Note 3)	182,254

$1,041,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of long-term debt (Note 9)	$200,000
Accounts payable	505,915
Bank line of credit (Note 8)	25,000
Accrued liabilities	175,268
Accrued interest	94,341
Other liabilities (Note 13)	153,896
Notes payable (Note 10):
Related parties	374,665
Others	100,000
Total current liabilities	1,629,085

Long-term debt, net of current portion (Note 9)	546,645

Commitments and contingencies (Notes 3, 4, 6, 9, 11 and 13)

Stockholders' deficit (Notes 2, 3, 11, and 12):
Preferred stock; no par value; 10,000,000 shares authorized:
Class A convertible preferred stock; 500,000 shares authorized;
187,190 shares issued and outstanding;
liquidation preference $ 514,773	334,906
Common stock; no par value; 60,000,000 Class A shares
authorized; 53,440,917 shares issued and outstanding	7,998,351
Deferred compensation costs	(182,670)
Common stock to be issued	3,500
Accumulated deficit	(9,287,889)
Total stockholders' deficit	(1,133,802)
$1,041,928

The accompanying notes are an integral part of the consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

Patient services, net	$1,698,861	$798,128
Revenues from franchised clinics	54,138

	1,752,999	798,128

Patient care costs	1,055,008	339,678
Franchise cost	33,830
Impairment loss (Note 2)	52,000
Selling, general and administrative expenses (Note 11)	4,414,799	1,292,821

	5,555,637	1,632,499

Loss from operations	(3,802,638)	(834,371)

Other income (expense):
Interest expense:
Related parties	(100,035)	(41,301)
Other	(16,700)	(20,049)
Unrealized loss on trading securities		(43,025)
Gain on investment borrowing (Note 13)		6,000

Loss from continuing operations	(3,919,373)	(932,746)

Discontinued operations (Note 3) :
Loss from operations of discontinued
subsidiary		(188,753)
Gain on disposal of subsidiary		656,168
	-	467,415
Net loss	$(3,919,373)	$(465,331)

Loss from continuing operations per
common share:
Basic and diluted	$(0.08)	$(0.05)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.03)

Weighted average number of common
shares outstanding - basic and diluted	48,715,457	18,096,780

The accompanying notes are an integral part of the consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

						Common
	Preferred stock		Common stock			stock		Stock-
	Class A		Class A		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2002	187,190	$334,906	13,934,068	$3,602,436	$(67,669)	$3,500	$(4,903,185)	$(1,030,012)

Issuance of common stock for services			380,000	75,000				75,000

Issuance of stock options for services				157,600				157,600

Transfer of common stock by shareholder
for obligation of the Company (Note 11)				26,000				26,000

Issuance of common stock for guarantee and loan
fees (Note 3)			2,300,000	345,000				345,000

Issuance of common stock for acquisition
of assets of Advanced Health Center, Inc. (Note 3)			277,778	50,000				50,000

Issuance of common stock for consulting fees			750,000	67,500				67,500

Exercise of stock options in exchange for
reduction in accounts payable and
notes payable			700,000	70,000				70,000

Issuance of common stock to employees			60,000	10,200				10,200

Amortization of deferred compensation costs					28,000			28,000

Common stock and warrants issued for cash,
net of costs of $ 2,500			350,000	32,500				32,500

Common stock issued for cash			700,000	60,560				60,560

Issuance of common stock for acquisition
of assets of Franchise Support Network, Inc. (Note 3)			24,000,000

Net loss							(465,331)	(465,331)

Balances at December 31, 2002	187,190	$334,906	43,451,846	$4,496,796	$(39,669)	$3,500	$(5,368,516)	$(572,983)

(Continued)

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

						Common
	Preferred stock		Common stock			stock		Stock-
	Class A		Class A		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances at December 31, 2002	187,190	$334,906	43,451,846	$4,496,796	$(39,669)	$3,500	$(5,368,516)	$(572,983)
(Carried forward)

Issuance of common stock for services			422,000	65,500				65,500

Issuance of common
stock for services (Note 11)			1,428,571	200,000	(200,000)			-

Stock compensation plans				906,850				906,850

Transfer of 100,000 shares
of subsidiary common
stock for services				6,000				6,000

Conversion of notes
payable to equity			198,000	35,500				35,500

Common stock issued for cash			1,930,500	259,115				259,115

Common stock and warrants issued for cash
of $596,000 and services of $1,397,590 (Note 11)			5,660,000	1,993,590				1,993,590

Exercise of warrants for cash			350,000	35,000				35,000

Amortization of deferred
compensation					56,999			56,999

Net loss							(3,919,373)	(3,919,373)

Balances at December 31, 2003	187,190	$334,906	53,440,917	$7,998,351	$(182,670)	$3,500	$(9,287,889)	$(1,133,802)

The accompanying notes are an integral part of the consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

Cash flows from operating activities of continuing operations:
Net loss	$(3,919,373)	$(465,331)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operation		188,753
Gain on disposition of discontinued operations		(656,168)
Depreciation and amotization	149,629	77,794
Impairment loss	52,000
Unrealized gain on trading securuties		43,025
Provision for doubtful accounts	328,100	24,600
Stock, options, and warrants issued for services	2,375,940	336,300
Gain on investment borrowing		(6,000)
Note payable issued for services		60,000
Amortization of deferred compensation	56,999	28,000
Changes in assets and liabilities from continuing operations net of business acquisition:
Accounts recievable	(30,894)	(78,908)
Accounts payable and accrued expenses	321,884	353,093
Deferred revenue	32,718

Net cash used in operating activities of continuing operations	(632,997)	(94,842)

Cash flows from investing activities:
Cash paid for acquisition of Advanced Health Care, Inc. (Note 3)		(900,000)
Purchase of furniture fixtures and equipment	(3,100)

Net cash used in investing activities of continuing operations	(3,100)	(900,000)

Cash flows from financing activities
Proceeds from notes payable, related parties	73,591	56,250
Payments on notes payable, related parties	(55,000)	(26,250)
Proceeds from long term debt		1,000,000
Advances on line of credit	25,000
Payment on investment borrowing		(10,625)
Payments on long term debt and notes payable	(336,577)	(66,778)
Proceeds from issuance of common stock and exercise of warrants	890,115	93,060

Net cash provided by financing activites of continuing operations	597,129	1,045,657

Cash used in discontinued operations		(2,745)

(continued)

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002

Net increase (decrease) in cash	(38,968)	48,070
Cash and cash equivalents, beginning of year	49,177	1,107
Cash and cash equivalents, end of year	$10,209	$49,177

Supplemental disclosures of cash flow information:

Cash paid for interest	$60,358	$6349

Supplemental disclosure of non-cash investing and
financing activities:

Acquisition of Advanced Health Care, Inc. (Note 3)
Fair value of assets acquired		$1,150,000
Notes payable issued		(200,000)
Fair value of common stock issued		(50,000)

Cash paid		$900,000

Common stock issued for guarantee and loan fees
in connection with issuance of notes payable (Note 3)		$345,000

Stock options exercised for common stock in
satisfaction of accounts payable and notes payable (Note 11)		$70,000

Sale of DoubleCase Corporation (Note 3)
Carrying value of assets		$21,366
Liabiilties assumed by purchaser		$(677,534)

Gain on sale of subsidiary		$(656,168)

Accrued interest payable added to notes payable		$34,824

Class A common stock issued in satisfaction of note
payable (Note 11)	$35,500

The accompanying notes are an integral part of the consolidated financial statements

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

1. Organization, principles of consolidation, going concern, results of operations and management’s plans:

Organization and principles of consolidation

Banyan Corporation (the “Company”), an Oregon corporation,` was incorporated on June 13, 1978. The Company primarily operates and franchises Chiropractic USA chiropractic clinics in the health care industry. All clinics are operated either by the Company or by independent entrepreneurs under the terms of franchise arrangements (franchisees).

The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries, Banyan Financial Services, Inc. (a Colorado corporation), Franchise Support Network Inc. (a Canadian corporation) and its majority-owned subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Health Care, Inc. (a Colorado corporation) in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Banyan Financial Services Inc. and Franchise Support Network Inc. have not commenced operations.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders’ deficit and working capital deficiency of $1,133,802 and $888,305, respectively, as of December 31, 2003. Additionally, a significant portion of the Company's notes payable are past due (Note 10). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include implementation of development and consolidation plan for chiropractic clinics. Also the Company plans on raising equity funding through the sales of its Class A Common stock or preferred stock on an as needed basis.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Accounts receivable:

Accounts receivable are uncollateralized and consist primarily of receivables from patients, insurers and others for patient services rendered. Management reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

During the fourth quarter 2003, in connection with management’s evaluation of the collectability of accounts receivable, management determined that there was a decline in the net realizable value of accounts receivable. As a result of this determination, the Company recorded an adjustment of approximately $280,000 to decrease accounts receivable.

Furniture, fixtures and equipment:

Furniture, fixtures and equipment are stated at cost. Depreciation is provided by use of accelerated methods over the estimated useful lives of the assets, ranging from 3 to 7 years.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

2. Summary of significant accounting policies (continued):

Goodwill:

Goodwill, arising from the acquisition of the Chiropractic USA development plan, represents the purchase price in excess of the fair value of assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial and Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, SFAS No. 142 no longer allows the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its reevaluated net assets would be the new basis for the reporting unit’s goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense. The Company performed its annual goodwill impairment test in the fourth quarter of 2003 and determined that goodwill was impaired as of that testing date. As a result, the Company recorded an impairment loss of $52,000 for the year ended December 31, 2003.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

2. Summary of significant accounting policies (continued):

Revenue recognition:

Fees from franchised clinics include initial fees and continuing fees. Initial fees are recognized upon opening of a clinic, which is when the Company has performed substantially all initial services required by the franchise arrangement. Continuing fees are recognized in the period earned.

Net patient revenues from Company owned clinics represent the estimated realizable amounts to be received from patients, third-party payers and others for services rendered as the services are performed. Revenues are reported at established rates reduced by contracted amounts based on agreements with patients, third party payers and others obligated to pay for services rendered.

Comprehensive income:

SFAS No. 130, Reporting Comprehensive Income, establishes accounting and reporting requirements for comprehensive income. During the years ended December 31, 2003 and 2002, the Company had no components of comprehensive income to report.

Stock-based compensation:

SFAS No. 123, Accounting for Stock-Based Compensation allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has chosen to continue to account for employee stock based compensation using APB 25. Accordingly, no compensation expense has been recognized for options granted at fair value. Had compensation cost for the Company’s stock options plan been determined based on the fair value at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFAS No. 123, the Company’s results would have been changed to the pro forma amounts indicated below:

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

2. Summary of significant accounting policies (continued):

Stock based compensation (continued):

	2003	2002
Net loss, as reported	$(3,919,373)	$(465,331)
Add: Stock-based employee compensation
expense included in reported net loss
loss	-	-
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(375,500)	(182,300)
Net loss, pro forma	$(4,294,873)	$(647,631)
Basic and diluted loss
per share, as reported	$(0.08)	$(0.08)
Basic and diluted loss
per share, pro forma	$(0.09)	$(0.11)

The fair value of each option and grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2003 and 2002: dividend yield of zero; expected volatility ranging from 197% to 181%; risk-free interest rates ranging from 1.36% to 1.68%; and an expected term of 18-36 months.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assts exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2003.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. In August 2003, the Company issued 1,428,571 shares of Class A common stock under a stock-based consulting agreement, which is to be earned through August 2004. Until they are earned, or canceled, these shares are considered options for the purpose of computing basic and diluted earnings per share. For the years ended December 31, 2003 and 2002, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

Advertising:

Advertising costs are expensed as incurred. For the years ended December 31, 2003 and 2002, advertising costs were approximately $90,000 and $39,300, respectively.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

2. Summary of significant accounting policies (continued):

Business segments:

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. Prior to 2003, the Company's francise operations were not significant and the Company reported operations in only one business segment, chiropractic services. During 2003, the Company operated in two business segments, chiropractic services and franchising chiropractic clinics, and the information in Note 15 has been restated for 2002 to conform to the 2003 presentation.

Recently issued accounting pronouncements:

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guaranty. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of disclosure requirements are effective for financial statements of interim and annual reports ending after December 15, 2002. The adoption of FIN No. 45 had no impact on the consolidated financial condition or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatory redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the consolidated financial position or results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plants to continue accounting for stock-based compensation under APB 25.

In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitles to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have a material effect on the financial condition or results of operations of the Company.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

3. Business acquisitions and dispositions:

In September 2001, the Company, entered into an agreement with Advanced Health Center, Inc. (“Advanced”) of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for $1,150,000. On June 26, 2002, the Company’s wholly-owned subsidiary, Chiropractic USA, Inc. assigned its right to acquire the clinics to Southern Health Care, Inc., (”Southern”) a newly formed Colorado holding company with no other assets, in exchange for a management agreement and franchise agreements. Southern is wholly owned by Michael and Cory Gelmon, who are also the Company’s chief executive and chief financial officer, respectively. This assignment was undertaken at the request of the financial institution funding the acquisition to accommodate their desired organizational structure for the transaction. On July 29, 2002, Southern completed the acquisition of Advanced. Southern acquired accounts receivable of $973,469 and furniture, fixtures and equipment of $176,531 in exchange for $900,000 cash, notes payable of $200,000 and the Company issued 277,778 shares of its Class A common stock valued at $50,000, ($0.18 per share) which was equal to the market price on the agreement date. As part of the agreement to purchase Advanced, the Company agreed to issue an aggregate of 2,300,000 shares of its Class A common stock, valued at $345,000 ($0.15 per share), which was equal to the market price on the agreement date, to eight individuals, as guarantee and loan fees on the financial institution debt of Southern. Included in the eight individuals were the Company’s chief executive officer and its chief financial officer, who each received 600,000 shares as guarantors and indemnifiers of the other guarantors of the loan. The guarantee and loan fees are being amortized over the three-year term of the loan. Amortization expense was approximately $115,000 and $47,000 for the year ended December 31, 2003 and 2002, respectively.

On October 10, 2002, the Company’s board of directors initiated a plan to sell the Company’s wholly-owned subsidiary, DoubleCase Corporation. On October 30, 2002, the Company sold all of the common shares of its wholly-owned subsidiary DoubleCase Corporation (“DoubleCase”) to Global Case Corporation for cash consideration of $1. At the date of the disposition, the liabilities exceeded the fair value of the assets of DoubleCase by approximately $656,000. During the period ended October 30, 2002 and the year ended December 31, 2001, DoubleCase had revenues of approximately $212,800 and $409,400, respectively, and net losses of approximately $188,800 and $210,800, respectively

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its Class A common stock to the shareholders of FSN, Michael and Cory Gelmon, on November 30, 2002. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders. Accordingly, the assets of FSN have been recorded at the transferors’ historical cost basis, which is zero, as FSN had no assets as of the acquisition date, had not commenced operations and expenses since inception are not material. At December 31, 2003, Michael and Cory Gelmon hold 21,740,000 shares of the Company’s Class A common stock, or approximately 41% of the issued and outstanding Class A common stock. At December 31, 2003, there were 10,047,666 shares to be issued to Michael and Cory Gelmon for the acquisition of FSN, when they become available for issue.

4. Franchise Operations:

During 2003, the Company’s subsidiary, Chiropractic USA Inc., entered into 30 franchise agreements. These franchise agreements are for five and ten year terms. Chiropractic USA Inc., under the terms of the agreements is responsible for offering operational support, shared information, training support and

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

4. Franchise Operations (Continued):

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

During 2003, the Company’s subsidiary, Chiropractic USA Inc., entered into 10 area development agreements with individuals. The agreements are designed for the individuals to develop the franchise market for Chiropractic USA and deliver a minimum of 10 conversions or start-up franchisees per year per agreement. The term of the agreements is 10 years. The Company will offer marketing support and remunerate the area developers 16.67% of royalties recognized from each franchisee within their territory. The royalties paid to the area developers will be recorded as a reduction in “revenues from franchised clinics” in the Company’s statement of operations.

5. Furniture, fixtures and equipment:

Furniture, fixtures and equipment consisted of the following at December 31, 2003:

Furniture, fixtures and equipment	$179,632
Leasehold improvements	2,118

181,750
Less accumulated depreciation	62,855

$118,895

6. Lease commitments:

The Company leases its chiropractic clinics under non-cancelable operating leases expiring in July 2012. The Company also leases office space in Los Angeles, California under a month-to-month lease for $250 per month. Rent expense incurred for the years ended December 31, 2003 and 2002 was approximately $128,000 and $59,000, respectively. Future minimum future rental commitments under non-cancelable operating leases are approximately as follows:

Years ending
December 31,

2004	$114,000
2005	114,000
2006	114,000
2007	119,200
2008	126,500
Thereafter	453,400
$1,041,100

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

7. Income taxes:

The Company did not incur income tax expense for the years ended December 31, 2003 and 2002. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2003 and 2002 was due primarily to the tax effect of the change in the valuation allowance.

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

The following is a summary of the Company’s deferred tax assets and liabilities arising from differences in financial statement and income tax bases for the following assets at December 31, 2003:

Accounts receivable	$(270,600)

Accounts payable and accrued liabilities	204,200

Allowance for doubtful accounts	16,300

Net operating loss carry forwards	3,175,000

Deferred tax asset valuation allowance	(3,124,900)

$–

At December 31, 2003 the Company has approximately $9,337,000 of unused federal net operating loss carry forwards, which expire from 2005 through 2023. A valuation allowance has been provided to reduce the deferred tax assets to zero, as realization is not assured. In addition, due to the change in control of the Company in 2002, the net operating loss carry forwards may be limited.

8. Line of credit:

The Company has a $25,000 revolving line of credit with a bank. Interest is charged at 1.25% above the bank’s prime rate (5.25% at December 31, 2003) and is payable monthly. At December 31, 2003, borrowings under the line of credit were $25,000. The line of credit is collateralized by the Company’s deposit accounts held with the bank and is personally guaranteed by both the Chief Financial and Chief Executive Officers of the Company and is due on demand.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

9. Long-term debt:

The Company has a note payable of $746,645 to a financial institution. The note has a term of three years, accrues interest at the one-month LIBOR rate plus 3.40%, which was 4.52% at December 31, 2003, and is due in monthly installments of $16,667 plus accrued interest until the final payment in August 2005, at which time all remaining accrued interest and principal amounts are due. The note is collateralized by all of the assets of Southern Health Care, Inc. In addition, Southern Health Care, Inc. must maintain a fixed charge coverage ratio (as defined) of 1.1 to 1. At December 31, 2003, management believes it is in compliance with the covenant. Aggregate long-term term debt maturities are approximately as follows:

Years ending
December 31,	Amount

2004	$200,000
2005	546,645
$746,645

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

Summary of significant accounting policies (continued):

10. Notes payable:

At December 31, 2003 notes payable consist of the following:

Related Parties:
Note payable, former chief executive officer / director; unsecured;
interest at 8%; due December 2002, past due	$15,000

Note payable, former director; unsecured;
interest at 10%; due April 1, 2001; past due	33,840

Note payable, family member of a principal stockholder; unsecured;
interest at 9%; due November 1, 2001; past due	16,300

Note payable, family member of a principal stockholder; unsecured;
interest at 9%; due November 1, 2001; past due	12,200

Note payable, Company's former president unsecured;
interest at 10%; due November 2001, past due	8,595

Notes payable, family member of a principal stockholder; unsecured;
interest at 10%, due March 31, 2001; past due	130,640

Notes payable, family member of a principal stockholder / officer;
unsecured; interest at 12%; due on demand	32,500

Note payable, former subsidiary’s president; unsecured; interest at
8%; principal payments of $4,000 due monthly; due March 2003;
past due	52,000

Note payable, entity controlled by chief executive and chief financial
officers; unsecured; interest at 10%; due on demand	73,580

$374,655
Other:
Note payable, unrelated entity, unsecured; interest at 10%, due June 2002, past due	$5,000
Note payable, unrelated entity; unsecured; interest at 10%; due January, 2003; past due	50,000
Note payable, unrelated party; unsecured; interest at 10%; due on demand	45,000
$100,000

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

11. Stockholders’ deficit:
Preferred stock:

The Company has 10,000,000 shares of no par value preferred stock authorized, and has designated 500,000 shares of Class A convertible preferred stock and 500,000 shares of Class B preferred stock. No Class B preferred stock is issued or outstanding.

At December 31, 2003 and 2002, there were 187,190 shares of no par value, Class A convertible preferred stock issued and outstanding. The Company may call the shares at $2.75 per share at any time. Each share of Class A convertible preferred stock is convertible at any time into one share of the Company’s Class A common stock.

Common stock:

In September 2003, the Board of Directors re-designated 10,000,000 shares of no par value, Class B common stock as no par value, Class A common stock thereby increasing the number of authorized shares of Class A common stock from 50,000,000 to 60,000,000. There are no longer any shares of Class B common stock authorized.

The Company has 60,000,000 shares of no par value, common stock authorized. At December 31, 2003 there were 53,440,917 shares of Class A common stock issued and outstanding. Subsequent to year end the Company has issued 2,343,097 shares of its Class A common stock for cash proceeds of $277,556. In addition, the Company has outstanding options of 13,115,000, outstanding warrants of 4,910,000, outstanding preferred stock of 187,190, 10,047,666 shares to be issued to Michael and Cory Gelmon in connection with the FSN transaction, and 50,000 shares to be issued in connection with the issuance of a note payable in 2001, which are convertible into Class A common shares which would, if converted, cause the Company to exceed its authorized Class A common shares. This is prohibited by the laws of the State of Oregon and therefore until the Company is able to convene a special meeting of the shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Exchange Act of 1934, and the laws of the State of Oregon, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments.

The Company intends to prepare and file proxy solicitation materials to convene a meeting of shareholders to among other things, increase its authorized shares in an amount sufficient to permit the conversion of its authorized and/or outstanding convertible securities.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

11. Stockholders’ deficit (continued):
Stock Transactions

During the year ended December 31, 2003, the Company sold an aggregate of 750,000 shares of its Class A common stock, at less than the market value on the date of sale, and 4,910,000 units consisting of one share of its Class A common stock and a warrant to purchase one share of its Class A common stock, at less than the market value of the common stock and fair value of the warrant on the date of sale, in exchange for cash of $596,000 to franchisees and area developers as incentives to convert their chiropractic clinics to franchised clinics. As the cash consideration for the stock sales was less than the market values on the sales dates, the Company recorded expense of $407,350 for the effect of these discounts. The warrants are immediately exercisable and may be exercised for a period of 18 months from the sale date. The Company valued the warrants based upon the Black-Scholes pricing model, resulting in recognition of compensation expense of $990,240.

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

In October 2003, the Company issued 50,000 shares of Class A common stock, valued at $0.49 per share, which was equal to the market price on the agreement date, to a consultant for marketing services.

In December 2003, the Company issued 198,000 shares of its Class A common stock, valued at $35,500, to a former president of the Company in exchange for $35,500 reduction in debt.

During the year ended December 31, 2003, the Company issued an aggregate of 1,930,500 shares of its Class A common stock at an average price of approximately $0.13 per share, for total cash consideration of $259,115.

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

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

11. Stockholders’ deficit (continued):
Stock Transactions (continued):

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

In December 2002, options to purchase 700,000 shares of the Company’s Class A common stock at $0.10 were exercised in exchange for a $70,000 reduction in accounts payable and notes payable.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

During the year ended December 31, 2002, the Company issued an aggregate of 700,000 shares of its Class A common stock at an average price of approximately $0.09 per share, for total cash consideration of $60,560.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

11. Stockholders’ deficit (continued):
Stock Options:

The Company has adopted two incentive stock option plans: the 1996 Incentive Stock Option Plan (the “1996 Plan”) and the 2000 Incentive Stock Option Plan (the “2000 Plan”). The Company reserved an aggregate of 105,345 shares of Class A common stock for issuance under the 1996 Plan and 500,000 shares of Class A common stock for issuance under the 2000 Plan.

Stock options granted under the 1996 Plan vest at a rate of 20% per year and are exercisable up to 10 years from the date of grant at 95% of the fair value of the Class A common stock on the date of grant. If the option holder owns 10% or more of the Company’s Class A common stock, the options are exercisable over 5 years from the date of grant. There were no options outstanding under the 1996 Plan as of December 31, 2003 and 2002.

Stock options granted under the 2000 Plan vest at a rate of 34% in the first year and 33% per year for the next two years and are exercisable up to 5 years from the date of grant at the fair value of the Class A common stock on the date of grant. There were no options outstanding under the 2000 Plan at December 31, 2003 and 2002.

During the year ended December 31, 2003, the Company granted options to purchase 3,270,000 shares of the Company’s Class A common stock at an average price of $0.24 per share to franchisees and area developers, as incentives to convert their chiropractic clinics to franchised clinics. The Company valued the options based upon the Black-Scholes pricing model, resulting in recognition of compensation expense of approximately $765,600.

In July 2002, the Company committed to grant options to purchase 685,000 shares of the Company’s stock in July 2004, to an employee and to consultants for services, at the weighted average closing price of the Company’s Class A common stock for the preceding 30 days, if the employee remains in the service of the Company through that date. The Company accounts for these options as variable awards. At 2003, the total estimated value of these options was approximately $195,000. For the year ended December 31, 2003, the Company recorded approximately $137,400 of consulting and compensation.

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

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

11. Stockholders’ deficit (continued):
Stock Options (continued):

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

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

11. Stockholders’ deficit (continued):
Stock Options (continued):

A summary of option activity for the periods ended December 31, 2003 and 2002 is as follows:

		Weighted
		average
		exercise
	Shares	price

January 1, 2002	4,495,000	$0.11
Granted	3,685,000	$0.11
Exercised	(700,000)	$0.10
Expired

December 31, 2002	7,480,000	$0.11
Granted	5,970,000	$0.20
Exercised	-
Expired	(335,000)	$0.08

December 31,2003	13,115,000	$0.15

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

The following table summarized information about stock options outstanding at December 31, 2003.

		Weighted	Weighted		Weighted
Range of	Number	average	average	Number	average
Exercise price	outstanding	contractual life	exercise price	exercisable	exercise price

$ 0.05-0.10	4,450,000	3 years	$0.09	4,450,000	$0.09
$ 0.11-0.29	7,545,000	3 years	$0.16	6,795,000	$0.16
$ 0.30-0.60	1,120,000	3 years	$0.41	1,120,000	$0.41
	13,115,000			12,365,000

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

12. Related party transactions:

In January 2003, the Company entered into an agreement with Britannia Law Office (“Britannia”) located in Calgary, Canada for Britannia to represent the Company in legal matters. The Company pays Britannia a monthly retainer of $12,000. During 2003, the Company paid approximately $158,100 to Britannia for these services. Britannia is owned by the president and chief executive officer of the Company.

In August 2003, the chief executive officer of the Company loaned 1,000,000 shares of Class A common stock held in his name to the Company. In September 2003, the Company issued 1,000,000 shares of Class A common stock to the chief executive officer as repayment. The loan was non-interest bearing. The loan was made in connection with the Company’s execution of a consulting agreement for marketing services.

In August 2003, the Company granted options to purchase an aggregate of 2,000,000 shares of the Company’s Class A common stock at $0.18 per share, which was equal to the market price on the agreement date to the chief executive officer and the chief financial officer of the Company. The options are exercisable through August 2006 and vested immediately.

During the year ended December 31, 2003, the Company received $73,591 in exchange for notes payable issued to an entity in which the Company’s president and chief executive officers are minority shareholders. The notes are non-interest bearing and due on demand. During the same period, $35,000 was repaid on these related party notes.

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

In January of 2002, the Company issued a note payable in exchange for cash of $6,250 to a family member of the Company’s chief executive officer. The note was repaid in July 2002.

In March 2002, the Company issued 300,000 shares of its Class A common stock, at $0.20 per share, which was equal to the market price on the agreement date, to an employee for compensation. Accordingly, the Company recorded compensation expense of $60,000.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

13. Commitments and contingencies:

A former president and chief executive officer of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No allegations have been made against the Company. The eventual affect of these proceedings, if any, on the Company's business undertakings is unknown at the present time. However, the Company has indemnified the former president against all expenses, fees, fines and judgments as they relate to the criminal charges, conviction and appeal of his conviction. During the year ended December 31, 2002 the Company has spent approximately $60,000 on behalf of the former president. During the year ended December 31, 2003, the Company did not incur any legal expenses on behalf of the former president.

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

In July 2000, the Company, through mediation, settled litigation for $140,000 brought by a brokerage firm in October 1999, alleging negligence. The Company executed a settlement agreement and deposited with the court 15,000 shares of Class A preferred stock of IWWH accompanied by an executed stock powers. The brokerage firm may liquidate the shares in the event the Company defaults under the terms of the agreement. The Company has paid approximately $27,000 of the settlement amount. In January 2001, the Company defaulted and a stipulated money judgment was filed with the court. The shares of IWWH Class A preferred stock were transferred to the brokerage firm. The brokerage firm has not notified the Company if the shares have been liquidated and applied to amounts owed by the Company. During 2002, the Company wrote off the value of the IWWH Class A preferred stock recorded on its books, since the Company is unable to determine what the disposition of the IWWH Class A preferred stock was, if any. The amount due of approximately $153,900 is included in other liabilities and at December 31, 2003 interest at 9% per annum is being accrued on the unpaid balance. The Company is evaluating options to resolve the matter with the brokerage firm.

On January 8, 2004, a former employee of the former subsidiary DoubleCase, filed suit against the Company seeking unspecified money damages for breach of an alleged employment contract. The Company and its officers deny any liability and intend to vigorously defend the suit.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable approximate their carrying amounts because of the short maturities of these instruments. The fair values of the long-term note payable and line of credit approximates their fair values because of the adjustable interest rate on the notes. Notes payable to non-related parties are impractical to approximate because of their past due status. The fair values of notes payable to related parties are not practicable to estimate, based upon the related party nature of the underlying transactions and the past due status. The fair value of other liabilities is impractical to estimate based because of the Company’s default on the agreements.

15. Segment Information:

The Company operates in two business segments: Company owned operation of Chiropractic clinics (Southern Health Care) and franchised chiropractic clinics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

As of and during the years ended December 31, 2003 and 2002, the segment results are as follows:

	2003

	Chiropractic			Consolidated
	Services	Franchise	Corporate	total

Revenues	$1,698,861	$54,138		$1,752,999
Segment operating
loss	(2,651,707)	(434,056)	$(716,874)	(3,802,637)
Total assets	7,247	1,024,306	10,375	1,041,928
Capital expenditures	3,100	-	-	3,100
Depreciation and
amortization	149,629			149,629
Non-cash Stock compensation	137,411	2,206,329	32,200	2,375,940
Impairment loss	-	52,000	-	52,000
Write-down of accounts receivable	280,000	-	-	280,000
Amortization of deferred
compensation		28,000	28,999	56,999
Interest expense	43,140		73,595	116,735

	2002

	Chiropractic			Consolidated
	Services	Franchise	Corporate	total

Revenues	$798,128			$798,128
Non-cash Stock Compensation	336,300	-	-	336,300
Segment operating loss	(147,717)	$(28,000)	$(1,456,782)	(1,632,499)
Total assets	1,502,830	52,000	21,793	1,576,623
Capital expenditures	900,000			900,000
Depreciation and
amortization	77,794			77,794
Amortization of deferred
compensation		28,000		28,000
Interest expense	26,279		35,071	61,350

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003 AND 2002

16. Fourth quarter adjustments:

Warrants:

During the forth quarter 2003, the Company recognized expense for warrants issued in the amount of $990,240. These warrants were issued to franchisees and area developers of the Company franchise program. Approximately $578,000 and $412,000 of this expense was from warrants issued during the first and third quarters of 2003, respectively.

Stock Options:

During the fourth quarter 2003, the Company recognized expense for stock options issued in the amount of $765,600. Approximately $414,000 of this expense was from stock options issued during the third quarter of 2003.

17. Subsidiary stock transaction:

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in and disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 2003.

Item 8A. Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. A reporting structure with required notification of equity changes has been established to correct the issue. During 2003, expenses for options and warrants issued were not reported on a timely basis. The omissions occurred during the first and third quarters 2003 and was reported for the period ending December 31, 2003.

There were no other changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Positions

Michael J. Gelmon	39	Chief Executive Officer and Director
Cory H. Gelmon	44	President, Chief Financial Officer and Director

The board of directors of the Company is comprised of two directors of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the board of directors and hold office until successors are duly elected and qualified.

The following is a brief account of the business experience of each director and executive officer of the Company.

Michael J. Gelmon is currently chief executive officer and a Director of Banyan Corporation. Previously Mr. Gelmon was a founding shareholder, Director, as well as Head of Acquisitions and Real Estate for Domino's Pizza of Canada Ltd., the Dominos Pizza Master Franchisor in Canada. Michael Gelmon was an integral part of the team that was responsible for growing the Domino's chain to 200 stores located in every region of Canada, with system wide sales of approximately CAD $80,000,000 per annum. Mr. Gelmon's past experience includes consulting for Proteus Capital Corp., a Mutual Fund specializing in the Inter-Bank Foreign Exchange markets. Previously, Michael Gelmon was a founding partner in Gelmon Brothers, a lease consulting and commercial property development Partnership. Mr. Gelmon started his career practicing real estate law and is still a member in good standing with The Law Society of Alberta. He received his Bachelor of Laws (LL.B.) with Honors from the University of London (England) in 1988, and a Bachelor of Arts (B.A.) from the University of Calgary (Canada) in 1988.

Cory H. Gelmon is currently president, chief financial officer and a director of Banyan Corporation. Previously Mr. Gelmon was a founding shareholder, director, as well as chief operating officer and general counsel of Domino's Pizza of Canada Ltd., the Dominos Pizza Master Franchisor in Canada. Mr. Gelmon was largely responsible for growing the Domino's chain to 200 stores located in every region of Canada, with system wide sales of approximately CAD $80,000,000 per annum. While running Domino's, Mr. Gelmon oversaw the computerization of all the stores in the system, creation of new store designs as well as the introduction of various new products. In addition, the director of marketing reported directly to Mr. Gelmon while introducing innovative and very successful new marketing programs on a national, regional as well as on a local store basis. Mr. Gelmon has been a consultant for Proteus Capital Corp., a Mutual Fund specializing in the Inter-Bank Foreign Exchange markets. Additionally, Mr. Gelmon was director of finance of Talisman Asset Management Limited, London England, a Securities and Futures Authority authorized company in the United Kingdom. Mr. Gelmon started his career as a corporate/commercial and franchise lawyer. Mr. Gelmon is a member in good standing with The Law Society of Alberta. He received his Bachelor of Laws (LL.B.) with Honors from the University of London (England) in 1987, and a Bachelor of Arts (B.A.) from the University of Calgary (Canada) in 1984.

Michael Gelmon and Cory Gelmon are brothers.

The entire Board of Directors is acting as our audit committee. There is no separately designated standing audit committee of the Board of Directors or a committee performing similar functions and accordingly, there is audit committee financial expert. We have adopted an Audit Committee Charter that provides for an audit committee to be appointed on or before July 31, 2005. The audit committee will be independent and shall be directly responsible for the appointment, compensation, and oversight of the work of our independent public accountants in preparing audit reports, receiving and treatment of accounting complaints, along with other responsibilities. As a small business issuer, we are exempt from the standards for an audit committee until then. We intend to recruit audit committee members promptly.

The entire Board of Directors is acting as our nominating and compensation committees. There are no standing nominating and compensation committees of the Board of Directors or committees performing similar functions. The basis for the review of the board of directors that it is appropriate for us not to have a nominating committee is that we are a small business issuer that is not seeking nominees for directors to expand beyond the present Board of Directors. Accordingly, there is no policy with regard to the consideration of any director candidates recommended by security holders. The entire Board of Directors in their discretion will identify and evaluate any nominees for new directorships resulting from the standards for an audit committee or otherwise.

There were no formal meetings of the Board of Directors or committees of thereof during the last full fiscal year. The Board of Directors acted by unanimous written consent as necessary.

Shareholders may send communications addressed to the Board of Directors or to specified individual directors by mail, fax or by e-mail through our website. All security holder communications are sent directly to board members.

We have adopted a policy is that all directors must attend the annual meeting.

During 2004, we have adopted a Code of Business Conduct and Ethics that addresses, among other things, conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and use of company assets, compliance with laws (including insider trading laws), and reporting of unethical behavior. The Code of Business Conduct and Ethics is applicable to our directors, officers and all employees.

In addition, we have adopted a Finance Code of Ethics that requires honest and ethical business conduct; full, accurate and timely financial disclosures; compliance with all laws, rules and regulations governing our business; and, prompt internal reporting of any violations of the code. The Finance Code of Ethics is applicable to our Chief Executive, Chief Financial Officer and all finance employees. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the Code of Ethics with respect to our CEO, Chief Financial Officer, and persons performing similar functions, by posting such information on our website.

Our directors and executive officers failed to file on a timely basis reports required by Section 16(a), including Forms 3, 4 and 5 during the three most recent fiscal years. With respect to Michael Gelmon there were seven late reports covering nine transactions that were not reported on a timely basis. With respect to Cory Gelmon, there were eight late reports covering ten transactions that were not reported on a timely basis. As of the date hereof, all reports required by Section 16(a) have been filed and are available on our website.

Item 10. Executive Compensation.

The following table sets forth the compensation paid during the fiscal year ended December 31, 2003 to the Company's chief executive officer, president and each of the Company's officers and directors. No other person received compensation equal to or exceeding $100,000 in fiscal 2003 and no bonuses were awarded during fiscal 2003

	Annual Compensation				Awards			Payouts
			Annual		Restricted	Securities			All
Name & principle			other		stock	underlying		LTIP	other
position	Year	Salary	compensation		award	options/ SAR		payouts	compensation

Michael Gelmon	2003	$120,000	$120,000	(1)		1,000,000	(2)
Chief executive	2002	$109,000	$12,000			1,000,000
officer and Director	2001	$60,000				500,000

Cory Gelmon	2003	$120,000	$120,000	(1)		1,000,000	(2)
President, Chief	2002	$109,000	$12,000			1,000,000
financial officer,	2001	$60,000				500,000
Secretary and Director

Lawrence Stanley	2003
(Former Chief executive	2002
officer, Secretary,	2001	$4,623			4,000
and Director)

Cameron Yost	2003
(Former Chief executive	2002
officer, President	2001	$31,850							$75,000
and Director)

Our Management Agreements with the Gelmons, as amended, provide for payment of a salary of $120,000 per year, 500,000 options to purchase Class A Common Stock of the Company exercisable at $.05 which expire on July 29, 2007 and a payment of $1,000 per month to share office space leased by the Gelmon’s in Calgary, Alberta which is used by the Company. The Management Agreements expired on August 31, 2004.

At the date of commitment, the total compensation cost was calculated to be approximately $30,000, which was recognized in October 2002, as the performance criteria were satisfied.

STOCK OPTIONS

The Company has adopted two incentive stock option plans: the 1996 Incentive Stock Option Plan (the "1996 Plan") and the 2000 Incentive Stock Option Plan (the "2000 Plan"). The Company reserved an aggregate of 105,345 shares of Class A common stock for issuance under the 1996 Plan and 500,000 shares of Class A common stock for issuance under the 2000 Plan. The Board of Directors administers both plans.

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

Option Grants in Last Fiscal Year

The following table sets forth grants of stock options granted during the year ended December 31, 2003 to the Named Officers who are listed in the Summary Compensation Table above. Such options were not granted pursuant to any of the Company's stock option plans:

	Number of	Percent
	Securities	of Total
	Underlying	Options/SARs	Exercise
	Options/SARs	Granted to	or Base
	Granted	Employees in	Price	Expiration
Name	(#)	Fiscal Year (1)	($/Sh)	Date

Michael Gelmon	1,000,000	37%	$0.18	8/10/2008
Chief Executive Officer
and Director

Cory Gelmon	1,000,000	37%	$0.18	8/10/2008
President, Chief
Financial
Officer, Secretary, and
Director

(1) Represents all options granted to individual during 2003 as a percentage of all options granted to employees during 2003.

Option Exercises and Year-End Values

The following table sets forth information with respect to options to purchase the Company's common stock granted under the Company's stock option plans to the Named Officers who are listed in the Summary Compensation Table above, including (i) the number of shares of common stock purchased upon exercise of options in the fiscal year ended December 31, 2003; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at December 31, 2003; and (iv) the value of such unexercised options at December 31, 2003:

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
	Shares		Options/SAR's	Options/SAR's
	Acquired on		at FY-end(#)	at FY-end ($)
	Exercise	Value	Exercisable/	Exercisable/
Name	(#)	Realized	Unexercisable	Unexercisable

Michael Gelmon			2,500,000/ 0	622,240/ 0
Chief Executive
Officer
and Director

Cory Gelmon			2,500,000/ 0	622,240/ 0
President, Chief
Financial
Officer, Secretary
and Director

Lawrence Stanley
(Former Chief
Executive
Officer, Secretary
and
Director

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A common stock as of December 31, 2003, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.

Directors and Executive Officers	Shares Held	Percentage Owned
Cory Gelmon 3019 Roxboro Glen Road S.W. Calgary, Alberta, Canada T2S IT9	13,640,000*	23%
Michael Gelmon 7008 Kootenay Street S.W. Calgary, Alberta, Canada T2V 2M3	13,100,000*	22%
All current directors and executive officers as a group (2 persons)	26,740,000	45%

               1) Includes 2,500,000 immediately exercisable options.

Item 12. Certain Relationships and Related Transactions.

Chiropractic USA Acquisition

In May 2001, the Company issued 2,000,000 shares, at $0.03 per share, which was equal to the closing market prise on the agreement date, of its Class A common stock for the purchase of the Chiropractic USA development plan. The $60,000 purchase prise was allocated to goodwill. The Company formed Chiropractic USA, Inc., a wholly-owned subsidiary, to implement the development and consolidation plan.

Franchise Support Network Acquisition

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its Class A common stock to the shareholders of FSN, Michael and Cory Gelmon, on November 30, 2002. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders. Accordingly, the assets of FSN have been recorded at the transferors’ historical cost basis, which is zero, as FSN had no assets as of the acquisition date, had not commenced operations and expenses since inception are not material. At December 31, 2003, Michael and Cory Gelmon hold 21,740,000 shares of the Company’s Class A common stock, or approximately 41% of the issued and outstanding Class A common stock. At December 31, 2003, there were 10,047,666 shares to be issued to Michael and Cory Gelmon for the acquisition of FSN, when they become available for issue.

Acquisition of Corporate Clinics

In September 2001, the Company, entered into an agreement with Advanced Health Center, Inc. (“Advanced”) of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for $1,150,000. On June 26, 2002, the Company’s wholly-owned subsidiary, Chiropractic USA, Inc. assigned its right to acquire the clinics to Southern Health Care, Inc., (”Southern”) a newly formed Colorado holding company with no other assets, in exchange for a management agreement and franchise agreements. Southern is wholly owned by Michael and Cory Gelmon, who are also the Company’s chief executive and chief financial officer, respectively. This assignment was undertaken at the request of the financial institution funding the acquisition to accommodate their desired organizational structure for the transaction. On July 29, 2002, Southern completed the acquisition of Advanced. Southern acquired accounts receivable of $973,469 and furniture, fixtures and equipment of $176,531 in exchange for $900,000 cash, notes payable of $200,000 and the Company issued 277,778 shares of its Class A common stock valued at $50,000, ($0.18 per share) which was equal to the market price on the agreement date. As part of the agreement to purchase Advanced, the Company agreed to issue an aggregate of 2,300,000 shares of its Class A common stock, valued at $345,000 ($0.15 per share), which was equal to the market price on the agreement date, to eight individuals, as guarantee and loan fees on the financial institution debt of Southern. Included in the eight individuals were the Company’s chief executive officer and its chief financial officer, who each received 600,000 shares as guarantors and indemnifiers of the other guarantors of the loan. The guarantee and loan fees are being amortized over the three-year term of the loan. Amortization expense was approximately $115,000 and $47,000 for the year ended December 31, 2003 and 2002, respectively.

Loans

Lloyd Parrish was a director who resigned in July 2002. As recently as April 9, 2003 he was also the beneficial owner of more than 5% of our Class A Common Stock. In 2001 and prior fiscal years, Mr. Parrish loaned us $28,200 and we issued several promissory notes to him. The notes are all unsecured and bear simple interest at 10% per annum. Payment of the notes to Mr. Parrish is past due. As of December 31, 2003, we owed Mr. Parrish $33,840 pursuant to these notes.

During 2001, Eva Gelmon, the mother of Michael and Cory Gelmon loaned us $37,500. We issued two promissory notes to her. The notes are unsecured and bear simple interest at 10% per annum. Payment of the notes is past due. As of December 31, 2003, we owed Eva Gelmon $32,500 pursuant to these notes.

During 2002, 860532 Alberta Corp., which is owned and controlled by Michael and Cory Gelmon, loaned us $35,000. We issued several promissory notes to Alberta Corp. The notes are unsecured and bear simple interest at 10% per annum. The notes are payable on demand. As of December 31, 2003, we owed 860532 Alberta Corp. $73,580 pursuant to these notes.

Item 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)	31.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002
	31.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002
	32.1	Certification pursuant to 18 U.S.C. section 1350
	32.2	Certification pursuant to 18 U.S.C. section 1350

(b)

Reports on Form 8-K during the last quarter of the Company’s fiscal year ended December 31, 2003:

The Company issued an 8-K on 10/27/03 disclosing franchise agreements in place in the State of Arizona. 000-26065

The Company issued an 8-K on 10/27/03 disclosing franchise agreements in place in the State of Minnesota. 000-26065

The Company issued a 8-K on 10/06/2003 disclosing the status of current operations. 000-26065

(c )	Material Contracts:

	10.1	Offer to Purchase (Intellectual Property Incorporated by reference to the Registrants Current Report on Form 8-K filed June 7, 2001.

	10.2	Offer to Purchase Franchise Support Network, Inc. Incorporated by reference to the Registrants Current Report on Form 8-K filed June 7, 2001.

	10.3	Amending Agreement re Management Agreement between Banyan Corporation and Cory Gelmon made effective January 4, 2003.

	10.4	Amending Agreement re Management Agreement between the Corporation and Michael Gelmon made effective January 4, 2003.

	10.7	Management Agreement between Chiropractic USA and Southern Health Care Systems, Inc.. Incorporated by reference to the Registrants Current Report on form 8-K filed June 26, 2002,

	10.8	Stock Option Agreement dated August 10, 2002 with Cory Gelmon.

	10.9	Stock Option Agreement dated August 10, 2002 with Michael Gelmon.

	10.10	Stock Option Agreement dated October 15, 2003 with Cory Gelmon.

	14.1	Banyan Corporation Code of Business Conduct and Ethics.

	14.2	Banyan Corporation Finance Code of Ethics.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Gelfond Hochstadt Pangburn, P.C. (GHP)for Banyan Corporation for 2003 and 2002:

	Year ended December	Year ended December
Type of Fees	31, 2003	31, 2002

Audit fees(a)	$75,735	$34,658

Tax fees(b)	$915	$140

Other fees( c)	$0	$0

(a)	Audit Fees billed by GHP for audit and review services rendered for each of the years ended December 31, 2003 and 2002, respectively.

(b)	Tax Fees billed by GHP for tax compliance services.

(c)	All Other Fees are fees billed by GHP for any services not included in the first two categories.

To safeguard the continued independence of the independent auditors, the Board has adopted a policy that expands Banyan’s existing policy preventing the Company’s independent auditors from providing services to Banyan that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to the Company that have been pre-approved by the Board. Pursuant to the policy, all audit services require advance approval by the Board. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit Related services, Tax services and Other services). All services that exceed the dollar thresholds must be approved in advance by the Board.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2004	BANYAN CORPORATION

By: /s/ MICHAEL J. GELMON
Michael J. Gelmon, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Dated: April 14, 2004	By: /s/ Michael J. Gelmon
Michael Gelmon
Chief Executive Officer and
Director

Dated: April 14, 2004	By: /s/ Cory S. Gelmon
Cory Gelmon
President, Chief Financial Officer
Secretary and Director (Principal
Accounting and Financial Officer)