Form 10QSB
period 2004-03-31
BANYAN CORP /OR/
filed 2004-05-25
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004 OR

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the transition period from to Commission File Number 0-26065

BANYAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Oregon	84-1346327
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1925 Century Park East, Suite 500, Los Angeles	90067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: (800) 808-0899
___________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

     Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

55,724,254
______________
(Number of shares of common stock
outstanding as of March 31, 2004)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

     BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$12,143
Accounts receivable, net of allowance of $75,837	754,945

Total current assets	767,088

Furniture, fixtures and equipment, net	112,694

Other assets, net	171,825

$1,051,607

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of long-term debt	$200,000
Accounts payable	563,635
Line of credit	25,000
Accrued interest	108,273
Accrued liabilities	174,735
Other liabilities	164,277
Notes payable:
Related parties	372,725
Others	100,000

Total current liabilities	1,708,645

Long-term debt, net of current portion	496,645

Stockholders' deficit:
Class A convertible preferred stock; 500,000 shares authorized;	334,906
187,190 shares issued and outstanding;
liquidation preference $514,773

Common stock; no par value; 60,000,000 Class A shares	8,387,667
authorized; 55,917,631 shares issued,55,724,254
Deferred compensation costs	(296,338)
Common stock to be issued	3,500
Accumulated deficit	(9,583,418)

Total stockholders' deficit	(1,153,683)

$1,051,607

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003

Revenues from franchised clinics	74,272	0
Patient services, net	$404,419	$560,711

	478,691	560,711

Patient care costs	173,557	186,122
Franchise cost	18,568
Selling, general and administrative expenses	556,354	371,754

	748,479	557,876

Loss from operations	(269,788)	2,835

Other income (expense):

Interest expense:
Related parties	(12,254)	(16,500)
Other	(13,487)	(13,199)

Loss from continuing operations	(295,529)	(26,864)

Net loss	$(295,529)	$(26,864)

Loss from continuing operations per
common share:

Basic and diluted	$(0.01)	$(0.00)

Net loss per common share:

Basic and diluted	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	53,318,827	45,940,068

BANYAN CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2004

						Common
	Preferred stock		Common stock			stock		Stock-
	Class A		Class A		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2004	187,190	$334,906	53,440,917	$7,998,351	$(182,670)	$3,500	$(9,287,889)	$(1,133,802)

Issuance of common
stock for cash			1,676,714	214,316				214,316

Issuance of common
stock for services			500,000	145,000	(145,000)			-

Issuance of common								-
stock for options								-
exercized			300,000	30,000				30,000

Amortization of defered
compensation					31,332			31,332

Net loss							(295,529)	(295,529)

Balances at March 31, 2004	187,190	$334,906	55,917,631	$8,387,667	$(296,338)	$3,500	$(9,583,418)	$(1,153,683)

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003

Net cash provided in operating activities	$(190,478)	$(40,020)

Cash flows from investing activities:
Purchase of furniture fixtures and equipment	0	0

Cash flows from financing activities

Payments on long term debt	(51,904)	(50,000)

Payment on notes payable/ related parties		(186,098)

Proceeds from issuance of common stock	244,316	345,000

Net cash provided by financing activities	192,412	108,902

Total cash from continuing operations	1,934	68,882

Net increase(decrease) in cash	1,934	68,882
Cash and cash equivalents, beginning of year	10,209	49,177

Cash and cash equivalents, March 31,	$12,143	$118,059

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

1. Basis of presentation, going concern, results of operations and management’s plans:

Basis of presentation

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

These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2003 Form 10-KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at March 31, 2004 and the condensed consolidated results of operations and cash flows for the three month periods ended March 31, 2004 and 2003.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders’ deficit and working capital deficiency of $1,153,683 and $941,557, respectively, as of March 31, 2004. Additionally, a significant portion of the Company's notes payable are past due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include continuing the development of the franchising plans for the chiropractic clinics which is growing exponentially and is anticipating significant growth through 2004. In addition, an action plan has been adopted through the retention of Dr. Steven Mertz who has assumed operational management of the corporate clinics in Lake Charles, Louisiana which have been underperforming. The Company plans on raising equity funding through the sales of its Class A Common stock or preferred stock on an as needed basis.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

1.  Related party transactions:

During January 2004, the Company borrowed $6,061 from a company that is owned by the President and CEO of Banyan. The note is due on demand with an interest rate of 8%.

During the three months ended March 31, 2004, the Company repaid $8.000 to a former director of the Company.

2.  Stockholders’ deficit

Common stock:

In February 2004, the Company issued 500,000 share of Class A common stock to a consulting firm for marketing. The stock on the day of issuance was valued at $145,000. The expense is to be recognized over a twelve month period through amortization.

In September 2003, the Board of Directors re-designated 10,000,000 shares of no par value, Class B common stock as no par value, Class A common stock thereby increasing the number of authorized shares of Class A common stock from 50,000,000 to 60,000,000. There are no longer any shares of Class B common stock authorized.

The Company has 60,000,000 shares of no par value, common stock authorized. At March 31, 2004 there were 55,724,254 shares of Class A common stock outstanding. Subsequent to that date, the Company has issued 852,601 shares of its Class A common stock for cash proceeds of $95,740. In addition, the Company has outstanding options of 12,895,000, outstanding warrants of 4,910,000, outstanding preferred stock of 187,190, 10,047,666 shares to be issued to Michael and Cory Gelmon in connection with the FSN transaction, and 50,000 shares to be issued in connection with the issuance of a note payable in 2001, which are convertible into Class A common shares which would, if converted, cause the Company to exceed its authorized Class A common shares. This is prohibited by the laws of the State of Oregon and therefore until the Company is able to convene a special meeting of the shareholders pursuant to the proxy solicitation requirements of Section 14 of the Securities Exchange Act of 1934, and the laws of the State of Oregon, it cannot permit such conversions, which means the Company is or will be in default of certain terms and conditions of such instruments.

The Company intends to prepare and file proxy solicitation materials to convene a meeting of shareholders to among other things, increase its authorized shares in an amount sufficient to permit the conversion of its authorized and/or outstanding convertible securities.

Stock transactions:

During the three months ended March 31, 2004, the Company issued 1,676,714 shares of its Class A common stock for total cash consideration of $214,316, at $0.10 to $0.25 per share, which was less than the market values on the sale dates. As 50,000 of the shares were issued to related parties to the Company’s franchise program, the Company has recorded an expense of $4,000 for the effect of these discounts.

In February 2004, the Company issued 300,000 shares of Class A common stock to related parties who exercised options. The Company received $30,000 in compensation for the option strike price of $0.10.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

3.  Stock option plans:

The Company applies APB No. 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options, nor was any compensation cost charged against income under its employee stock option plans in 2004. The Company did not issue any stock options during the quarter ending March 31, 2004. .

4.  Commitments and contingencies:

On January 8, 2004, a former employee of the former subsidiary DoubleCase, filed suit against the Company seeking unspecified money damages for breach of an alleged employment contract. The Company and its officers deny any liability and intend to vigorously defend the suit.

5.  Franchise operations

During the first quarter 2004, the Company’s subsidiary, Chiropractic USA Inc., entered into six franchise agreements with principles that control seven Chiropractic clinics. These franchise agreements are each for ten year terms. Chiropractic USA Inc., under the terms of the agreements is responsible for offering operational support, shared information, training support and marketing services to the franchisees. In return for these services, Chiropractic USA Inc. is to recognize royalties in the amount of 6% of collections on a weekly basis plus an additional 3% of collections for national and local advertising campaigns. Collections are defined as monies received as payment for services rendered. The Company also has the right to audit the franchisee’s accounting records to determine compliance. The royalties recognized appear on financial statements as “revenues from franchised clinics.” General and administration expenses associated with these revenues will be included in the selling, general and administrative expenses on the statement of operations. Prior to the execution of these franchise agreements, Chiropractic USA Inc. will charge a $20,000 initial franchise fee for startup clinics and a $1 fee for existing clinics that convert to its franchise program. The Company agrees to provide marketing, site selection, office processes, financing aid and other services to start up practices. Initial franchise fees will be recognized when substantially all significant services to be provided by Chiropractic USA Inc. have been performed. The seven agreements entered into during the first quarter of 2004 include clinics in the following states: Hawaii, Georgia, Iowa, Colorado, Arizona and Texas.

During the first quarter of 2004, the Company’s subsidiary, Chiropractic USA Inc., entered into one area development agreement. The agreements are designed for the individuals to develop the franchise market for Chiropractic USA and deliver a minimum of 10 conversions or start-up franchisees per year per agreement. The term of the agreements is 5 years. The Company will offer marketing support and remunerate the area developers 16.67% of royalties recognized from each franchisee within their territory. The royalties paid to the area developers will be recorded as a reduction in “revenues from franchised clinics” in the Company’s statement of operations. The agreements in place at March 31, 2004 allocate the territories of Hawaii, California, Florida, Iowa, Michigan, Minnesota, Texas, Colorado, Arizona, New Mexico, Georgia, South Carolina, Wisconsin, Iowa, Massachusetts, Rhode Island, Vermont and Maine.

Subsequent to March 31, 2004, Chiropractic USA Inc. entered into agreements with four additional franchisees in the following states: 1) Michigan, 2) Texas, and 3) New Hampshire.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

5.  Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earning per share. In August 2003, the Company issued 1,428,571 shares of common stock under a stock-based consulting arrangement, which is to be earned through August 2004. Until they are earned, or canceled, these shares are considered options for the purpose of computing basic and diluted earnings per share. For the three months ended March 31, 2004 and 2003, the effect of inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

6.  Segment results:

The Company operates in two business segments: Company owned operation of Chiropractic clinics (Southern Health Care) and franchised chiropractic clinics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

As of and during the three months ended March 31, 2004 and 2003, the segment results are as follows:

			2004
	Southern	Chiropractic			Consolidated
	Health Care	USA		Corporate	total
Revenues	$404,419	74,272			478,691

Segment operating income
(loss)	(79,923)	55,704		(271,310)	(295,529)

			2003
	Southern	Chiropractic			Consolidated
	Health Care	USA		Corporate	total
Revenues	$560,711				560,711

Segment operating income
(loss)	104,612	(14,445)		(117,031)	(26,864)

Item 2.     Management Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The three months ended March 31, 2004 compared to the three months ended March 31, 2003:

Patient revenues for the three months ended March 31, 2004 were $404,419 as compared to $560,711 during the same three months period ended March 31, 2003. The decrease was primarily due to the underperformance of the corporately owned clinics in Lake Charles, Louisiana. To rectify the situation the Company retained renowned chiropractic trainer, Dr. Steven Mertz, who has assumed operational control of the Corporate clinics. This action has been effective as there is a significant increase in performance during Q2. The primary focus of the Company, however, is the growth of the franchise operations. This is area has been growing significantly and is the primary area of growth of the Company. As more of the franchised clinics reach their effective date and start paying weekly royalties to the Company, and more clinics, both conversions and new clinic development come on stream, the revenues from franchised operations will grow exponentially. The Company anticipates more than 100 franchised clinics will be in the system by the end of 2004. The results of the franchise program is already evident in the Q1 results, as during the three months ended March 31, 2004, $74,272 was generated from revenues from franchised clinics, and this is on relatively few clinics who had commenced the franchise program to that date. There were no franchised clinics during the same three month period ended March 31, 2003.

Patient care costs for the three months ended March 31, 2004 were $173,557 as compared to $186,122 during the same three month period ending March 31, 2003. These costs include the chiropractic doctors’ and related salaries and benefits and other ancillary expenses.

Selling, general and administrative expenses of $556,354 for the three months ended March 31, 2004, increased by $184,600 from $371,754 over the same three month period ended March 31, 2003. The increase was primarily due to expenses incurred by the Company’s subsidiary Chiropractic USA for payroll of additional employees and marketing expenses. These account for approximately $120,000. Further, travel expenses increased by $30,000 for the Company and legal fees associated with the franchising of clinics increased by $45,000.

Loss from operations for the three months ended March 31, 2004 was $295,529 compared to a loss of $26,864 for the same three months ended March 31, 2003. The increase was primarily due to the increase in expenses noted in selling, general and administrative.

Other expenses for the three-month period ended March 31, 2004 totaled $25,741 compared to $29,699 for the three-month period ending March 31, 2003.

The Company’s net loss from operations increased from $26,864 for the three-months ended March 31, 2003 to $295,529 for the three months ended March 31, 2004. The increase in loss from continuing operations was primarily due to the increase in expenses noted in selling, general and administrative.

Liquidity and Capital Resources

During the three months ended March 31,2004, cash flow provided by financing activities increased to $192,412 from $108,902 during the three month period ended March 31, 2003. The increase primarily represents an increase common stock issued for cash during 2003 offset by repayments on notes payable during 2003. Net payments on debt were $51,904 during the three months ended March 31,2004, compared to net payments of $236,098 during the three months ended March 31, 2003.

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

Expected Plan of Operations

Notwithstanding some of the other activities that have been conducted by Banyan, the primary business plan was to establish a national franchise group of chiropractors and take advantage of national branding as well as the many economies of scale that exist. This is now proceeding with great speed, with over 50 clinics in the system currently and well on target for over 100 clinics by the end of 2004. This is the major growth area of the Company, and while the revenues grow, the Company’s expenses should reduce as the majority of the groundwork has been laid. Now that it is established, the franchise program can continue to grow rapidly without any further significant expenditures. We now have 11 Area Representatives of the highest caliber operating in 18 states. In addition, we have franchised clinics in 5 additional states where do not have Area Representatives. Now that the franchise foundation is in place, we anticipate significant growth by the continued conversion of existing clinics to Chiropractic USA, as well as the development of various new clinics under the Chiropractic USA brand. As for now, we do not believe we will purchase any additional clinics during 2004 even though we will examine closely any potential opportunities. Banyan Financial Services will be in place during 2004 and begin funding projects during the period. We anticipate positive cash flow being produced from all subsidiaries of Banyan during 2004.

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

None.

Item 3     Defaults upon senior securities

None

Item 4     Submission of matters to a vote of securities holders

None

Item 5     Other information

None

Item 6     Exhibits and Reports on Forms 8-K

(a)	Exhibits

	31.1	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the three months ended March 31, 2004:

  January 14, 2004, regarding a press release on a consulting agreement, regarding Items 5 & 7

  February 23, 2004, regarding a press release on a consulting agreement, regarding Items 5 & 7

  March 10, 2004, regarding a press release on franchise agreements, regarding Items 5 & 7

  March 31, 2004, regarding a press release on franchise clinics opened, regarding Items 5 & 7

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN CORPORATION (Registrant)

Date: May 24, 2004	By:	/s/ Michael Gelmon

Michael Gelmon
Chief Executive Officer

Date: May 24, 2004	By:	/s/ Cory Gelmon

Cory Gelmon
Chief Financial Officer