Form 10QSB/A
period 2004-03-31
BANYAN CORP /OR/
filed 2004-06-04
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
 Amendment No. 1

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

THE FINANCIAL STATEMENTS AND ACCOMPANYING NOTES INCLUDED IN THIS FORM 10-QSB HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT PUBLIC ACCOUNTANTS AS REQUIRED BY RULE 310 (b) OF REGULATION S-B. UPON REVIEW BY OUR INDEPENDENT PUBLIC ACCOUNTANTS, SHOULD ANY ADJUSTMENT(S) BE REQUIRED TO BE MADE TO THESE FINANCIAL STATEMENTS, AN AMENDED FORM 10-QSB WILL BE FILED.

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