Form 10QSB/A
period 2004-06-30
BANYAN CORP /OR/
filed 2004-09-30
CIK 1086473

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
(Number of shares of common stock
outstanding as of June 30, 2004)

BANYAN CORPORATION

EXPLANATORY NOTE

Pursuant to the advice of our Securities Counsel, we originally filed the 10 QSB without being reviewed by an independent firm of Public Accountants. We have now had the 10 QSB reviewed by a firm of Independent Public Accountants and have not had to re-state anything therein contained.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

1. Basis of presentation, going concern, results of operations and management's plans:

Basis of presentation

The unaudited consolidated financial statements of Banyan Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and have been reviewed by our independent public accounts as required by Rule 310 (b) of Regulation S-B. The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiary Franchise Support Network, Inc., its majority-owned subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Health Care, Inc. (a Colorado corporation), in accordance with guidelines established under Emerging Task Force Issue 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

None.

Item 3       Defaults upon senior securities

None

Item 4       Submission of matters to a vote of securities holders

None

Item 5       Other information

On September 1, 2004, the Company appointed Hurley and Company, LLP (“HC”) as its new independent accountants for the review of all 2004 statements and filings to date, replacing the firm of GELFOND HOCHSTADT PANGBURN, P.C. (“GHP”), which served as the Company’s independent accountants for the fiscal years ended December 31, 2003, 2002 and 2001. On a going forward basis the Company has appointed the firm of Schwartz Levitsky Feldman LLP (“ SLF”) as the Company’s independent accountants for the fiscal year ended December 31, 2004. During the two most recent fiscal years and any subsequent interim period prior to engaging HC and SLF, the Company did not consult with either HC or SLF regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation SK). The appointment of HC and SLF was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the subsequent period ending on May31, 2004, there were no disagreements with GHP on matters of accounting principle or practice, financial statement disclosure, or audit scope or procedure which, if not resolved to GHP’s satisfaction, would have caused GHP to refer to the subject matter of the disagreements in their report. In addition, during the two most recent fiscal years, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

BANYAN CORPORATION
(Registrant)

Date: September 30, 2004	By:	/s/ Michael J. Gelmon
Michael J. Gelmon
Chief Executive Officer and Director