Form 10QSB
period 2004-09-30
BANYAN CORP /OR/
filed 2004-11-22
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 0-26065

BANYAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Oregon	84-1346327
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1925 Century Park East, Suite 500, Los Angeles	90067
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number, including Area Code: (800) 808-0899
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No☐

52,286,744
(Number of shares of common stock outstanding as of November 12, 2004)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004

ASSETS

Current assets:
Cash and cash equivalents	$39,768
Accounts receivable	719,278

Total current assets	759,046

Furniture, fixtures and equipment, net	118,190

Other assets, net	126,943

$1,004,179

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of long-term debt	$599,019
Accounts payable	392,428
Line of credit	25,000
Accrued interest	70,172
Accrued liabilities	143,488
Other liabilities	164,284
Notes payable:
Related parties	116,980
Others	307,990

Total current liabilities	1,819,361

Long-term debt, net of current portion	15,521

Stockholders' deficit:
Class A convertible preferred stock; 500,000 shares authorized;	334,906
187,190 shares issued and outstanding;
liquidation preference $514,773

Common stock; no par value; 60,000,000 Class A shares	7,661,201
authorized; 52,036,744 shares issued
Deferred compensation costs	(60,417)
Common stock to be issued; 3,925,000	333,912
Accumulated deficit	(9,100,305)

Total stockholders' deficit	(830,703)

$1,004,179

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues from franchised clinics	$152,490	$13,600	$336,244	$13,600
Patient services, net	239,821	482,724	1,058,204	1,495,528

	392,311	496,324	1,394,448	1,509,128
Patient care costs	337,554	189,403	709,423	582,024
Franchise cost	53,240	-	105,508	-
Selling, general and administrative expenses	515,481	881,549	1,753,907	1,517,180

	906,275	1,070,952	2,568,838	2,099,204

Loss from operations	(513,964)	(574,628)	(1,174,390)	(590,076)

Other income (expense):
Interest expense:
Related parties	(813)	(3,887)	(2,438)	(23,720)
Other	(17,478)	(13,788)	(52,436)	(44,385)

Loss from continuing operations	(532,255)	(592,303)	(1,229,264)	(658,181)

Net loss	$(532,255)	$(592,303)	$(1,229,264)	$(658,181)

Loss from continuing operations per
common share:

Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net loss per common share:

Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted	57,729,711	49,301,455	57,166,204	47,782,397

BANYAN CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2004

						Common
	Preferred stock		Common stock			stock		Stock-
	Class A		Class A		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2004	187,190	$334,906	53,440,917	$7,998,351	$(182,670)	$3,500	$(9,287,889)	$(1,133,802)

Issuance of common
stock for cash			8,811,484	959,894				959,894

Issuance of common
stock for services			500,000	145,000	(145,000)			-

Issuance of common
stock for services			1,859,343	185,934				185,934

Conversion of notes
payable to equity			650,000	89,282				89,282

Issuance of common
stock for options
exercized			300,000	30,000				30,000

Cancellation of stocks			(9,600,000)	(1,416,848)			1,416,848	-

Amortization of defered
compensation					267,253			267,253

Stock to be issued			(3,925,000)	(330,412)		330,412		-

Net loss							(1,229,264)	(1,229,264)

Balances at September 30, 2004	187,190	$334,90	52,036,744	$7,661,201	$(60,417)	$333,912	$(9,100,305)	$(830,703)

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

Net cash used in operating activities	$(700,568)	$(353,735)

Cash flows from investing activities:
Purchase of furniture fixtures and equipment	0	(8,445)

Cash flows from financing activities
Payments on long term debt	(150,000)	(144,998)
Payment on notes payable/ related parties	(4,000)	(190,544)
Proceeds from issuance of common stock	873,227	691,990
Proceeds from notes payable	10,900	31,431

Net cash provided by financing activities	730,127	387,879

Net increase in cash	29,559	25,699

Cash and cash equivalents, beginning of year	10,209	49,177

Cash and cash equivalents, September 30,	$39,768	$74,876

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

1.

Basis of presentation, going concern, results of operations and management's plans:

Basis of presentation

The unaudited consolidated financial statements of Banyan Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries Franchise Support Network, Inc. and Banyan Financial Services, Inc., its majority-owned subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Health Care, Inc. (a Colorado corporation), in accordance with guidelines established under Emerging Task Force Issue 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's December 31, 2003 Form 10-KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company's condensed consolidated financial position at September 30, 2004 and the condensed consolidated results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month period ended September 30, 2004 and 2003.

Going concern, results of operations and management's plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a stockholders' deficit and working capital deficiency of $830,703 and $1,060,315, respectively, as of September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include continuing the development of its franchising business segment and improving the revenue and efficiency of the company-owned and operated chiropractic clinics. The Company has arranged for the sales of up to $3,000,000 in convertible notes to a group of private investors, and plans on raising equity funding through conversion of these notes and other outstanding debt into stock and the sale of stock as needed.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

2.	Related party transactions:

During the quarter ended September 2004, the Company borrowed $12,839 from a company that is owned by the officers and directors of the Company. The note is due on January 1, 2006 with an interest rate of 8%.

In August 2004, the Chief Executive Officer of the Company returned to the Company for cancellation as capital contribution 9,600,000 shares of Class A Common Stock. These shares have been treated as treasury stock available for future issuance. The Company intends to repay the capital contribution by issuing 9,600,000 shares when enough shares are available (see Note 3).

Included in the accounts payable is $197,198 due to directors.

3.	Stockholders' deficit

Common stock:

During the quarter ended September 30, 2004, the Company issued 3,975,000 shares of Class A Common Stock, including 40,000 shares subscribed during the preceding quarter, for proceeds of $333,788.

The Company issued 904,000 shares of Class A Common Stock in consideration for services rendered. The stock was valued at $90,400 and expensed.

Effective September 30, 2004, the Company issued 650,000 shares of Class A Common Stock, valued at $89,282 in exchange for cancellation of $89,282 in debt.

In September 2003, the Board of Directors re-designated 10,000,000 shares of no par value, Class B common stock as no par value, Class A common stock thereby increasing the number of authorized shares of Class A common stock from 50,000,000 to 60,000,000. There are no longer any shares of Class B common stock authorized.

At September 30, 2004 there were 52,036,744 shares of Class A common stock outstanding. In addition, the Company has 16,683,238 outstanding options, a commitment to issue 4,790,000 additional options, outstanding preferred stock of 187,190, 10,047,666 shares to be issued to its officers and directors in connection with the acquisition of intellectual property and the stock of a now-inactive subsidiary, a commitment to issue 9,600,000 shares to the Chief Executive Officer and 3,925,000 shares to be issued for subscriptions before September 30, 2004. The Company does not have sufficient authorized shares to issue and deliver all of these shares. The Company intends to convene a meeting of shareholders to increase its authorized shares in an amount sufficient to meet its obligations to issue shares and future requirements.

4.	Stock option plans:

The Company applies APB No. 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation cost has been recognized for its employee stock options, nor was any compensation cost charged against income under its employee stock option plans in 2004.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

5.	Commitments and contingencies:

On January 8, 2004, a former employee of a former subsidiary filed suit against the Company seeking unspecified money damages for breach of an alleged employment contract. The Company and its officers deny any liability and intend to vigorously defend the suit.

6.	Franchise operations

During the third quarter 2004, the Company's subsidiary, Chiropractic USA Inc., signed eight new franchise agreements. Franchise agreements are for ten year terms. Chiropractic USA Inc. provides training, marketing and operational support, as well as other services to the franchisees. In return for these services, Chiropractic USA Inc. receives royalties of 6% of collections on a weekly basis plus an additional 3% of collections for national and local advertising campaigns. Collections are defined as monies received as payment for services rendered. The Company also has the right to audit the franchisee's accounting records to determine compliance. The royalties recognized appear on financial statements as "revenues from franchised clinics." General and administrative expenses associated with these revenues will be included in the selling, general and administrative expenses on the statement of operations. Startup practices also pay a $20,000 franchise fee and receive support and service appropriate for new clinics. Initial franchise fees will be recognized when substantially all significant services to be provided by Chiropractic USA Inc. have been performed.

During the third quarter of 2004, the Company's subsidiary, Chiropractic USA Inc., entered into one area representative agreement. Area representative agreements are for five year terms. An area representative is responsible for developing a number of additional Chiropractic USA franchised locations within an exclusive territory. Area representatives are paid 16.67% of the royalties collected in the territory. The royalties paid to area representatives will be recorded as a reduction in "revenues from franchised clinics" in the Company's statement of operations.

Subsequent to September 30, 2004, Chiropractic USA Inc. signed one new franchise agreemnet.

7.	Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earning per share. Until they are earned, or canceled, these shares are considered options for the purpose of computing basic and diluted earnings per share. For the three months ended September 30, 2004 and 2003, the effect of inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

8.	Segment results:

The Company operates in two business segments: owning and operating Chiropractic clinics (Southern Health Care) and franchising chiropractic clinics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

As of and during the three months ended September 30, 2004 and 2003, the segment results are as follows:

	2004
	Southern	Chiropractic		Consolidated
	Health Care	USA	Corporate	total
Revenues	$239,821	152,490		392,311

Segment operating income (loss)	(67,544)	(348,404)	(264,100)	(680,048)

	2003
	Southern	Chiropractic		Consolidated
	Health Care	USA	Corporate	total
Revenues	$482,724	13,600		496,324

Segment operating income (loss)	109,545	(466,989)	(234,859)	(592,303)

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations:

The three months ended September 30, 2004 compared to the three months ended September 30, 2003:

Patient revenues for the three months ended September 30, 2004 were $239,821 as compared to $482,724 during the same period in 2003. The decrease was primarily due to the underperformance of the clinics we own and operate due to fewer doctors and higher costs. To rectify the situation we have replaced the doctors and retained an industry consultant to improve revenues and efficiency. Our primary focus is the growth of the franchise operations. As more franchised clinics start paying royalties and more clinics, both conversions and new clinics, come on stream, revenues from franchised operations will continue to grow and become our primary source of operating profits. We expect that revenue from franchised clinics will grow rapidly with disproportionately low additional expenditure. During the three months ended September 30, 2004, $152,490 in revenue was generated from franchised clinics. There were only $13,600 revenues from franchised clinics during the same three month period ended September 30, 2003.

Patient care costs for the three months ended September 30, 2004 were $337,554 compared to $189,403 during the same period in 2003. The increase was due to chiropractic doctors' salaries and other payroll expenses.

Selling, general and administrative expenses of $515,481 for the three months ended September 30, 2004, decreased by $366,068 from $881,549 over the same period in 2003. Issuing stock at a discount and marketing expenses decreased during the quarter.

Our net loss from operations decreased from $592,303 for the three-months ended September 30, 2003 to $500,925 for the three months ended September 30, 2004. The decrease was primarily due to the decrease in selling, general and administrative expenses.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, cash flow provided by financing activities increased to $730,127 from $387,879 during the three month period ended September 30, 2003. The increase primarily represents an increase in common stock issued for cash during 2004 plus a decrease in repayments on notes payable during 2004. Net payments on debt were $150,000 during the nine months ended September 30, 2004, compared to net payments of $144,998 during the nine months ended September 30, 2003.

Over the next twelve months, cash flow is expected to increase primarily as a result of an increase in revenue from franchised clinics. These cash flows are not expected to meet our cash needs. We arranged for additional working capital through the sale of up to $3,000,000 in convertible notes to a group of private investors. We expect that this will meet our working capital requirements through fiscal 2005 if all of the convertible notes are sold. We will try to have these notes and other outstanding debt converted to equity in order to lessen our capital needs. We may obtain additional capital through sales of stock.

Forward-Looking Statements

Discussions and information in this document, which are not historical facts, should be considered forward- looking statements. With regard to forward-looking statements, including those regarding the potential revenues from increased sales, and the business prospects or any other aspect of Banyan Corporation, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. Banyan Corporation has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors, inadequate capital and the inability to obtain funding from third parties.

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

PART II – OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter

During the quarter ended September 30, 2004, we issued 4,809,000 shares of Class A Common Stock that were not registered under the Securities Act of 1933 (the "'33 Act"). We sold a total of 3,975,000 shares to eight investors for cash consideration of $336,000. One of our investors purchased 3,125,000 shares and an option to purchase 3,125,000 shares exercisable at $.08 per share until September 15, 2007 for $250,000. We also issued a total of 904,000 shares for services rendered by five individuals valued at $.10 per share and 3,572 shares to correct a pricing error in connection with a prior sale to an investor. In addition, we granted options to six new Chiropractic USA franchisees to purchase 240,000 shares exercisable at $.14 per share for three years.

On August 25, 2004, Michael Gelmon, our Chief Executive Officer and director, returned 9,600,000 shares to us for cancellation as a capital contribution. These shares were treated as treasury stock available for issuance to others. We intend to repay the capital contribution by issuing 9,600,000 shares to Mr. Gelmon when enough shares are available as discussed below in Other Information – Special meeting of shareholders.

After the end of the third quarter

Since the end of the quarter we issued an additional 1,050,000 shares without registration under the '33 Act. Effective September 30, 2004, we issued 650,000 shares to pay a promissory note plus accrued interest from May 22, 2001, the date of the note. On October 28, 2004, we issued 250,000 shares for services rendered valued at $.13 per share. On November 10, 2004, we issued 150,000 shares for services rendered valued at $.10 per share.

Since the end of the quarter we granted 4,390,000 options. We granted to Michael Gelmon and to Cory Gelmon, our President, Chief Financial Officer and director, options to purchase 2,000,000 shares exercisable at $.14 per share on or before November 1, 2009. We also granted 250,000 options to a new Chiropractic USA area representative and 140,000 options to four new Chiropractic USA franchisees. In addition, we agreed to grant 250,000 options to a new area representative and 150,000 options for legal services. All of these options will be exercisable at $.14 per share for three years, except for 150,000 options that are exercisable at $.10 for five years.

2004 Human Resources Incentive Plan

On October 28, 2004, the board of directors adopted the 2004 Human Resources Incentive Plan (the "Incentive Plan") providing for the granting of up to 40,000,000 options and shares to our personnel. In connection with adoption of the Incentive Plan, we converted 21,073,238 options (including the options issued to the Gelmons, area representatives and franchisees), into options subject to the Incentive Plan. We cancelled any other outstanding options. All new options will be subject to the incentive plan.

Basis of exemption from registration

We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares to investors, the sale of the Notes and Warrants to the Buyers (as discussed in Other Information below), and the issuances to pay debt and for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Dividend restrictions

We have not paid cash dividends on our common stock and dividends are not anticipated for the foreseeable future. We are restricted from paying dividends under the terms of the Notes (described below in Other Information).

Item 5.     Other Information.

Securities Purchase Agreement

Effective November 8, 2004 (the "Closing Date"), we entered into a Securities Purchase Agreement with AJW Partners, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (hereinafter collectively referred to as the "Buyers") and ancillary agreements as hereinafter described (collectively the "Transaction Agreements"). Under the Securities Purchase Agreement, we agreed to sell the Buyers a total of $3,000,000 in Callable Secured Convertible Notes (the "Notes") due November 8, 2006 with 10% annual interest payable quarterly, the first four months interest to be prepaid from proceeds of the Notes. The Buyers may convert the Notes into shares at the lower of $.22 per share or 40% of the three lowest intraday trading prices during the twenty trading days prior to conversion. The Notes can be converted into a minimum of 13,636,364 shares at the maximum conversion price of $.22 per share. Management believes that the actual conversion price may be lower and more than the minimum number of shares may be issued when the Notes are converted.

We agreed to issue to the Buyers for no additional cash consideration Stock Purchase Warrants (the "Warrants") to purchase one share at $.40 per share for each one dollar of Notes purchased by the Buyers. The Warrants expire November 8, 2009.

Payment of the Notes is secured by all of our assets pursuant to a Security Agreement and an Intellectual Property Security Agreement.

Pursuant to a Registration Rights Agreement we agreed to file a registration statement to register on request by the Buyers the shares underlying the Notes and Warrants.

Michael Gelmon and Cory Gelmon each entered into a Guaranty and Pledge Agreement to provide additional security for our performance of the Transaction Agreements. Michael Gelmon pledged to the Buyers 1,000,000 shares he now owns of record and the 9,600,000 shares we owe him. Cory Gelmon pledged to the Buyers 11,100,000 shares he owns of record.

We will be subject to the payment of certain penalties and damages in the event we do not satisfy our obligations under the Transaction Agreements including those with respect to registration of the shares underlying the Notes and Warrants.

If all of the Notes are converted and/or if certain conversion limitations are disregarded, Buyers are the beneficial owners of 5% or more of our outstanding shares. In the event we default under the Transaction Agreements, the Buyers may become the record and beneficial owners of the shares pledged by the Gelmons.

On November 16, 2004, we received $1,200,000 from the Buyers from the sale of Notes. Under the Securities Purchase Agreement, the Buyers will also purchase $800,000 in Notes after we file a registration statement for the shares underlying the Notes and Warrants and an additional $1,000,000 in additional Notes after the effective date of the registration statement.

A portion of the proceeds from the Notes was used to prepay the balance of $584,930 on a term loan and related installment note due July 31, 2005 in the original principal amount of $1,000,000.

Special meeting of shareholders

We do not have sufficient authorized shares to issue shares as required upon conversion of the Notes and exercise of the Warrants. We do not have sufficient authorized shares to deliver 3,275,000 of the shares we sold for cash and the 650,000 shares issued to pay the promissory note as described above in Sales of Unregistered Securities and Use of Proceeds. Issuance and delivery of these shares has been deferred until enough shares are available. Under the Securities Purchase Agreement, we agreed to convene a special meeting of shareholders as soon as possible to amend our articles of incorporation to increase the number of authorized shares from 60,000,000 to 250,000,000 or more so that we can meet our obligations to issue and deliver shares. We will also seek shareholder approval of the 2004 Human Resources Incentive Plan and ratification by the shareholders of certain other transactions at the meeting.

Item 6.     Exhibits.

Exhibit
No.	Description

10.1	Securities Purchase Agreement dated as of November 8, 2004 by and between the Issuer and the purchasers named therein.

10.2	Form of Callable Secured Convertible Debenture due November 8, 2004.

10.3	Form of Common Stock Purchase Warrant dated as of November 8, 2004.

10.4	Registration Rights Agreement dated as of November 8, 2004 by and between the Issuer and the investors named therein.

10.5	Security Agreement dated as of November 8, 2004 between the Issuer and the secured parties named therein.

10.6	Intellectual Property Security Agreement dated as of November 8, 2004 between the Issuer and the secured parties named therein.

10.7	Form of Guaranty and Pledge Agreement.

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	2004 Human Resources Incentive Plan.

SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN CORPORATION

November 19, 2004	By:	/s/ Michael Gelmon
Chief Executive Officer
(Principal executive officer)

November 19, 2004	By:	/s/ Cory Gelmon
President and Chief Financial Officer
(Principal financial officer)