Form 10KSB
period 2004-12-31
BANYAN CORP /OR/
filed 2005-04-28
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒   No  ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year. $1,847,595

     Aggregate market value of the voting and non-voting common equity held by non-affiliates: $7,610,462 as of March 31, 2005.

     Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of March 31, 2005:
78,539,410.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No   ☒

                    We want to provide you with more meaningful and useful information. This Annual Report on Form 10-KSB contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

                    Wherever possible, we have tried to identify these forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation. We disclaim any obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-KSB.

PART I

Item 1. Description of Business.

                    We are a holding company focused on investing in and building a network of subsidiaries engaged in the franchising of Chiropractic USA branded chiropractic clinics, providing practice development training and assistance to chiropractors, acquiring a diagnostic imaging business, and offering franchise support and related services to franchisees. As used herein, the terms “Our,” “Us,” “We” and the “Company” all refer to Banyan and its one majority-owned subsidiary, Chiropractic USA, Inc., a Colorado corporation (“Chiropractic USA”), and four wholly-owned subsidiaries, Diagnostic USA, Inc., a Colorado corporation (“Diagnostic USA”), Franchise Support Network, Inc. (“Franchise Support Network”), incorporated pursuant to the laws of the province of Alberta, Canada, Banyan Financial Services, Inc, a Colorado corporation, and Southern Health Care, Inc., a Colorado corporation. We currently have twelve employees including two in management, six in franchise sales and support operations, and four in accounting (including three part-time) and administration.

                    Chiropractic USA. There are approximately 80,000 chiropractors in the United States and Canada. Approximately 2,000 new graduates enter the field each year. This year, an estimated 20,000,000 Americans are expected to visit a chiropractor and expenses for the treatment of lower back pain are expected to exceed approximately $50 billion. The aging of the population, continued population growth, advanced chiropractic treatments, increased health care, and greater health consciousness are trends that assure the chiropractic industry a future of expanding services. Despite the size and potential of the chiropractic market, there had been no national brand.

                    Management believes these factors have created a unique and significant business opportunity: to establish the first nationally franchised brand in the burgeoning chiropractic market and to provide ancillary services to chiropractors.

                    Chiropractic USA was formed to develop and franchise Chiropractic USA brand chiropractic clinics throughout North America under the Chiropractic USA trademark and uniform operating systems and practices.

                    We have embarked on two main development strategies: direct marketing of franchises; and, recruiting area developers to increase the number of franchises in exclusive territories. In the middle of 2003, we completed development of our uniform franchise offering materials and began the rollout of our franchising program through direct marketing to existing practitioners and chiropractic students.

                    We are developing our network of franchised clinics through conversion of established practices to franchised Chiropractic USA brand clinic locations and franchising new practitioners. Established practices that convert receive a corporate identity -- logos, banners, name recognition, marketing capability, a uniform operating and business format, practice development services, and other services available through us. These conversions will establish a strong basis for our operations and enable us to build up our brand rapidly. We have also been marketing to new practitioners and recently graduated chiropractic students. As additional services to new practitioners, we offer site selection consultation, lease negotiation, practice design and other services.

                    We have entered into approximately 80 franchise agreements. Our franchise agreements provide for payment of percentage royalties, contribution to a national advertising fund, and charges for additional services selected by the franchisee. New practitioners pay a franchise fee in addition to these charges. Some franchise agreements cover more than one location.

                    We recruit area developers from all regions of the country. An area developer is responsible for increasing the number of Chiropractic USA locations within an exclusive territory. An area developer receives a portion of the percentage royalty we collect from the territory. We have entered into thirteen area representative agreements in twenty states. Typically, an area developer enters into one or more franchise agreements.

                    During the latter half of 2002, we acquired a chain of three clinics in Louisiana, which were re-branded under Chiropractic USA. This allowed us to implement our practice methods in our own clinics and commence the chain/brand building segment of our business plan. These clinics served as a flagship or role model for the Chiropractic USA chain. See Item 12. Certain Relationships and Related Transactions—Acquisition of Corporate Clinics.

                    On April 8, 2005, we signed an agreement effective December 31, 2004 to sell the three clinics for $1,000,000 to LSI Group, LLC, a Louisiana limited liability company. As payment, LSI assumed $175,493 of the liabilities associated with the business and issued us a promissory note for $824,507 payable in equal monthly installments of principal and interest at 5% for ten years beginning September 1, 2005. The note is secured by substantially all of the assets of the business.

                    In December 2002, we entered into an agreement in principle with recognized Chiropractic Coach Dr. CJ Mertz to assist us with the development of our franchising. Dr. Mertz has operated The Waiting List Practice Chiropractic Training Organization (www.teamwlp.com) and its predecessors for approximately 20 years. According to Team WLP, Dr. Mertz has trained with thousands of chiropractors and has visited over one thousand private practices worldwide, Team WLP has successfully built more practices profitably than any other coaching program and Dr. Mertz has received numerous awards from the chiropractic profession. We utilize Team WLP in our franchise system to encourage maximum potential for our franchisees. Additionally, Dr. Mertz will have a significant role in the growth of our network as well as strategic planning and execution. Under the agreement Dr. Mertz owns a minority interest in our subsidiary Chiropractic USA and up to one-quarter of our royalties on franchises he introduces to us.

                    On May 7, 2001, Banyan Corporation entered into three contracts with our Chief Executive Officer and our Chief Financial Officer in connection with the repositioning of our business into the chiropractic market: an Offer to Purchase (Intellectual Property), an Offer to Purchase Franchise Support Network, Inc. and, Management Agreements with each of these officers (the “Management Agreements”). See Item 9. Directors and Executive Officers; Corporate Governance; Promoters and Control Persons; Compliance with Section 16(a) of the

Exchange Act; Item 10. Executive Compensation; and, Item 12. Certain Relationships and Related Transactions – Chiropractic USA and Franchise Support Network Acquisitions.

                    Diagnostic USA and the Nationwide Purchase Agreement. Diagnostic USA is intended to be a vehicle for us to enter the diagnostic imaging business. Initially, we intend to offer ultra sound imaging and Nerve Conduction Velocity Testing (“NCVT”) through our franchisees and others to their patients. NCVT measures the transmission of nerve impulses through the body, identifies problems in the nervous system, and helps to substantiate the benefit and cost of treatment to patients and their insurers. We believe these are logical services to offer in chiropractic clinics and through other health care professionals.

                    We intend to acquire all the equity securities of Nationwide Diagnostic Solutions, Inc., an Arizona corporation based in Tempe, Arizona (“Nationwide”), from Dr. Jeff and Constance Rebarcak (the “Rebarcaks”), the founders, sole shareholders and operators of Nationwide.

                    On March 18, 2005, we entered into an agreement with Nationwide and the Rebarcaks to acquire all their shares for $10,000,000. The $10,000,000 is payable at closing: $700,000 in cash and the balance of $9,300,000 in the form of a promissory note from Diagnostic USA to the Rebarcaks due May 30, 2015 and bearing interest at 2.5% per annum. The note is payable from 50% of the dividends or other distributions received by Diagnostic USA from Nationwide (70% during the first year), with a minimum monthly payment of $10,000. The agreement provides for a minimum dividend or other distribution of 75% of the net cash flow, if any, of Nationwide. We will guarantee payment of up to $1,500,000 of the balance due on the note. The Rebarcak’s would be permitted to convert up to $1,000,000 of the balance due on the note into shares of our common stock at the prevailing market price and in no event less than a conversion price of $.22 per share, or a maximum of approximately 4,545,454 shares. The deadline for closing is May 31, 2005. At closing, it is expected that Diagnostic USA would employ Jeff Rebarcak under a five-year employment agreement for compensation of $240,000 per year.

                    These agreements supercede the purchase agreement with Nationwide and the Rebarcaks dated January 7, 2005 reported in our Form 8-K on or about February 23, 2005.

                    Franchise Support Network. Franchise Support Network (“FSN”) is intended to be a dedicated support unit to assist the needs of practitioners who would like to be Chiropractic USA franchisees. It will offer such support services as business plan formulation, franchise agreement review and negotiation, assistance in site selection, lease review and negotiation, local marketing assistance, accounting services, and other ongoing services. We intend that Franchise Support Network will establish relationships with business consultants and accountants across North America in order to establish itself as a network of one-stop franchise consultants. Franchise Support Network has its principal place of business in Calgary, Alberta. As of the date hereof, significant operations have not commenced.

                    Banyan Financial Services. Banyan Financial Services is intended to be a specialty finance firm providing financing assistance, including start up capital, construction financing, equipment leasing, unsecured lines of credit, and refinancing for Chiropractic USA franchisees and others in the health care industry. The president of Banyan Financial Services is Mark Eric

Bailey. Banyan Financial Services has its principal place of business in Cape May, New Jersey. As of the date hereof, significant operations have not commenced.

Item 2. Description of Property

                    We have a trademark registered with the United States Patent and Trademark Office for the Chiropractic USA logo.

                    We sublease our executive offices in Los Angeles for a monthly rental. We lease 1,500 square feet of office space in Calgary, Alberta for $3,300 per month under a lease expiring May 2006.

Item 3. Legal Proceedings

                    As of December 31, 2004 we owe $167,747 including accrued interest at the rate of 9% per annum with respect to a stipulated money judgment in favor of a broker-dealer, Paine Webber, Inc. The judgment was entered in Multnomah County, Oregon pursuant to a settlement agreement entered into in January 2001. This legal proceeding arose from the alleged failure to deliver a stock certificate to the broker-dealer.

                    On January 8, 2004, a former employee of a former subsidiary, Bruce Leithead, filed suit against us in Mobile County, Alabama seeking money damages for breach of an alleged employment contract. The suit was dismissed without prejudice against us on January 5, 2005. We have no indication that Mr. Leithead will pursue the suit further.

Item 4. Submission of Matters to a Vote of Security Holders.

                    We held a special meeting of shareholders on March 7, 2005. The shareholders elected Michael J. Gelmon, Cory H. Gelmon and Richard J. Doran, Jr. to our board of directors, approved Restated Articles of Incorporation with Amendments, approved the 2004 Human Resources Incentive Plan (the “Incentive Plan”) and the options issued thereunder, and ratified the appointment of Schwartz Levitsky Feldman llp to audit our financial statements for 2004.

                    Our Restated Articles of Incorporation with Amendments were filed and became effective on March 10, 2005. Under the Restated Articles of Incorporation with Amendments, our authorized capital stock is 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, all no par value. Previously, our authorized capital was 60,000,000 shares of common stock and 10,000,000 shares of preferred stock.

                    Of the 58,701,744 shares eligible to vote at the meeting, 34,799,874 (59.3%) of the shares voted, a quorum. The following table summarizes the voting.

Matter	For	Withheld/Against	Abstain	% For
Election of Directors Michael J. Gelmon	34,746,197	54,677	N/A	99

Cory H. Gelmon Richard J. Doran	34,746,197 34,746,897	54,677 52,977	N/A N/A	99 99
Restated Articles	34,778,402	19,877	1,595	99
Incentive Plan	34,712,039	86,735	1,100	99
Auditors	34,784,474	14,400	1,000	99

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

                    Our Common Stock is traded on the National Association of Securities Dealers, Inc. (the “NASD”) OTC Bulletin Board under the symbol "BANY”. The following are the high and low bid prices for each quarter within the last two fiscal years and the current fiscal year to date:

Year	Quarter	Bid Price
		High	Low
2003	First	$.19	$.09
	Second	$.19	$.11
	Third	$.69	$.11
	Fourth	$.52	$.26
2004	First	$.33	$.23
	Second	$.27	$.15
	Third	$.20	$.09
	Fourth	$.19	$.10
2005	First (through March 31)	$.24	$.11

                    As of March 31, 2005, there were approximately 500 record holders of our Common Stock. This does not reflect an estimated 1,400 shareholders that hold their shares in street name.

                    No dividends were declared since December 31, 2002. We presently intend to retain our earnings to fund development of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of common stock are entitled to receive such dividends as may be declared our board of directors. We are restricted from paying dividends under the terms of our convertible notes described in Item 12. Certain Relationships and Related Transactions – Securities Purchase Agreement.

Securities authorized for issuance under equity compensation plans.

                    The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2004. The disclosure refers to options or warrants under the Incentive Plan unless otherwise specifically stated.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	22,120,000	$.13	27,880,000
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	22,120,000	$.13	27,880,000

Please refer to Item 10. Executive Compensation, for additional information regarding securities authorized for issuance under the Incentive Plan.

Recent Sales of Unregistered Securities.

                    During 2003, we sold 9,989,071 shares of common stock that were not registered under the Securities Act of 1933. Of these shares, we sold 7,940,500 to 30 investors for $890,115 in cash, an average of $.11 per share. The sales to eleven of these investors involved an aggregate of 4,910,000 units consisting of one share plus one warrant expiring on or before March 31, 2005 to purchase one share of common stock at purchases prices from $.10 to $.25. Sales to four investors were the result of the investors exercising warrants they held prior to 2003 to purchase an aggregate of 350,000 shares for $35,000, or $.10 per share. Of the remaining 2,048,571 shares, we sold 1,850,571 shares to six consultants and employees in consideration for services rendered to us valued at $265,500, or an average of $.14 per share, and issued 198,000 shares to pay part of the balance due on a promissory note.

                    In 2004, we sold 12,520,827 shares of common stock that were not registered under the Securities Act of 1933 to 47 investors. Of these shares, we sold 9,116,827 shares for $877,470 in cash, an average of $.10 per share. The sales to two of these investors involved units consisting of one share plus one option to purchase one share of common stock. One of our investors purchased 3,125,000 shares and an option to purchase 3,125,000 shares exercisable at $.08 per share until September 15, 2007 for $250,000. Another investor purchased 1,000,000 shares and an option to purchase 1,000,000 shares exercisable at $.10 per share until May 31, 2005 for $100,000. The sales to three investors were the result of the investors exercising options they held granted prior to 2004 to purchase an aggregate of 300,000 shares for $30,000, or $.10 per share. Shares sold for consideration other than cash totaled 3,404,000. We sold 2,680,428 shares to fifteen consultants and employees in consideration for services rendered to us valued at $.12 to $.25 per share. We issued an aggregate of 720,000 shares to pay outstanding indebtedness to two creditors, including 650,000 shares to pay in full the balance due on a promissory note, and

70,000 shares to pay an account payable. We issued 3,572 shares to correct a pricing error in connection with a prior sale to an investor. Finally, we sold the convertible notes and warrants to certain purchasers in the transactions described in Item 12. Certain Relationships and Related Transactions – Securities Purchase Agreement.

                    During the first quarter of 2005, we issued an aggregate of 2,300,000 shares to three management and marketing consultants for services rendered valued at $.22 per share, and we sold additional convertible notes and warrants to certain purchasers in the transactions described in Item 12. Certain Relationships and Related Transactions – Securities Purchase Agreement.

                    The sales of securities discussed above do not include shares issued to the Chief Executive Officer and the President and Chief Financial Officer in connection with certain acquisitions. Please refer to Item 12. Certain Relationships and Related Transactions -- Chiropractic USA and Franchise Support Network Acquisitions.

Basis of exemption from registration

                    We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares to investors, the sale of the convertible notes and warrants and the issues to pay debt and for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation for 2005

                    Liquidity and Capital Resources. We expect to be in a positive cash flow position by the end of the 2005 as a result of the rapid rise in our franchise revenue, coupled with the acquisition of a diagnostic imaging business that we believe will generate positive cash flow, and the disposition of the Company-owned clinics that had a negative cash flow. We expect that the additional revenue and cash flow will generate sufficient liquidity to defray our ongoing expenses and additional expenses resulting from expansion.

                     We entered into an agreement that provides $3,000,000 from the sale of convertible notes to an investment group. We received $1,200,000 in the fourth quarter of 2004 and $800,000 in the first quarter of 2005 from the sale of convertible notes. We anticipate receiving another $1,000,000 from the sale of convertible notes during the second quarter of 2005. Most of the latter amount will be used towards the purchase of the diagnostic imaging business. We believe without assurance that the investment group will convert the notes to stock. In the event the investment group does not convert the notes to stock and our stock does not trade at or above $0.22 during any given month (in which case no interest is due for that month), we intend to have sufficient cash flow to pay the principal and interest on the notes when due in the fourth quarter of 2006. See Item 12. Certain Relationships and Related Transactions -- Securities Purchase Agreement.

                     We do not expect to need additional financing to continue in operation after the proceeds from the sale of convertible notes are expended. If revenue does not materialize as expected or as we continue to expand, however, it may be necessary to take steps to increase our liquidity and capital resources, mainly by selling shares. The exercise of outstanding stock options (22,120,000 at a weighted average exercise price of $.13 per share at the end of 2004) is one possible source of such financing. We do not expect to obtain financing though additional borrowing.

                    During the first quarter of 2005, our shareholders voted to increase our authorized capital to make shares available upon conversion of the convertible notes and for sales to investors and pursuant to the exercise of options. The shareholders also approved our Incentive Plan and the underlying options.

                    Our independent registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern because we incurred a net loss during 2004 and had a stockholders’ deficit and working capital deficiency at year end.

                    Operations. Our plan of operation for fiscal 2005 is as follows:

                    To increase the number of franchises by direct marketing of franchises and recruiting area developers;

                    To increase fees and royalty income from existing and new franchises;

                    To discontinue and dispose of the former Company-owned chiropractic clinics; and,

                    To acquire a diagnostic imaging business that we believe will generate positive cash flow.

                     During the first quarter of 2005, we were able to increase the number of franchises primarily by breaking into the Phoenix, Arizona market. This is significant as it will give us our first concentrated market in the country in which a large number of clinics will be operated and marketed under the Chiropractic USA brand. This will serve as an example and a catalyst for practitioners in other markets that are considering becoming Chiropractic USA franchisees.

                     Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics by selling their assets and discontinuing their operations that had a loss of $414,833 in 2004. The assets disposed of, mainly accounts receivable, were valued at approximately $926,000. As a result of the disposition, there was a significant decrease in the number of employees. A consultant, six chiropractors and ten support staff from these clinics are no longer on our payroll. We gained $242,187 on the sale. The disposition of the clinics eliminates an operation that was being supported by franchise operations. Under deferred payment terms of a ten-year note issued by the purchaser, we expect to receive $24,481 in 2005, increasing to more than $100,000 in principal and interest for 2006 and the remaining term of the note. These clinics also signed franchise agreements that are expected to generate significant royalties beginning in the last quarter of 2005. See Item 1. Description of Business -- Chiropractic USA.

                    We intend to acquire all the equity securities of a diagnostic imaging business from its shareholders. We are advised that the business has been profitable and have entered an agreement for the acquisition to be completed on or before May 31, 2005. The assets of the business to be acquired are primarily accounts receivable and customer accounts. The financial information we rely on has not been verified either by audit or the receipt of complete financial information for the business. We are committed to a down payment of $700,000 at closing. The source of funds for the down payment will be substantially all the proceeds remaining from the sale of convertible notes. The balance of $9,300,000 of the purchase price is to be paid from the profits of the business over ten years. See Item 1. Description of Business -- Diagnostic USA. After the acquisition there will be a significant increase in the number of employees: we will add one senior manager and approximately ten staff to our payroll.

                    To date our operations have not been self-sustaining.

Financial condition at December 31, 2004 and 2003

                    December 31, 2004. At year-end stockholders’ deficit was $1,397,205 and we had a working capital deficiency of $1,964,581. Principal internal sources of liquidity in 2004 included the sale of $1,200,000 in convertible notes, $877,470 from selling shares to investors and $465,729 in revenue from franchising operations.

                    December 31, 2003. Stockholders deficit was $1,133,802 and working capital deficiency was $888,305. Principal sources of liquidity in 2003 included $890,115 from selling shares to investors and $54,138 in revenue from franchising operations.

Results of operation in 2004 and 2003

                    Revenue from franchised operations increased to $465,729 in 2004 from $54,138 in 2003. This was caused by the large increase in the number of Chiropractic USA franchises as we rollout our franchise program and rapidly build up our brand. We expect this trend to continue.

                    Selling, general and administrative expenses decreased from $3,335,478 in 2003 to $2,566,783 in 2004. In 2004, $1,134,395 of these expenses consisted of non-cash compensation expenses: $339,075 recorded as a result of the sale of shares to franchisees and area representatives at less than fair market value, $382,370 representing the value of shares issued for services, and $412,950 recorded in connection with stock options granted to franchisees, area developers, consultants and investors. These figures were significantly greater in 2003: $2,238,529, $1,397,590, $71,500 and $769,439, respectively. General and administrative expenses, particularly management salaries, are expected to increase in 2005 as a result of additions to management and increases in compensation to our chief executive officer and our president and chief financial officer.

                    As a result of the increase in revenue and decrease in selling, general and administrative expenses, net loss from continuing operations decreased from $3,440,785 in 2003 to $2,287,282, in 2004.

                    We had losses from the discontinued operations of the Company-owned clinics of $414,833 and $478,588 in 2004 and 2003, respectively. In 2004, we realized a $242,187 gain on the sale of the assets of this business. Giving effect to the discontinued operations, overall net loss decreased from $3,919,373 in 2003 to $2,459,928 in 2004.

Item 7. Financial Statements.

BANYAN CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(Amounts expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Banyan Corporation

We have audited the accompanying consolidated balance sheet of Banyan Corporation as at December 31, 2004 and the related consolidated statement of operations, cash flows and stockholders’ deficiency for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Corporation as at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred significant losses, has a working capital deficiency and lacks long-term financing. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements of Banyan Corporation as at December 31, 2003 and for the year ended December 31, 2003 were audited by other auditors whose report dated April 15, 2004 included an explanatory paragraph that there was substantial doubt about the Company’s ability to continue as a going concern and that those financial statements did not include any adjustments that might result from that uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada
April 15, 2005	Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Banyan Corporation

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Banyan Corporation and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Banyan Corporation and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses for several years. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GHP HORWATH, P.C.

Denver, Colorado
April 15, 2004

     BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$945
Accounts receivable	30,000
Prepaid expenses	22,575
Current portion of note receivable (Note 3)	24,841

Total current assets	78,361

Note receivable (Note 3)	799,666
Other assets, net (Note 7)	167,710

$1,045,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 10)	$1,420,923
Accrued interest	72,242
Other liabilities (Note 11)	167,747
Notes payable (Note 8)
Related parties	119,050
Others	262,980

Total current liabilities	2,042,942

Convertible note (Note 7)	400,000

2,442,942

Commitments and contingencies (Notes 3, 4, 5, 7, 9 and 11)

Stockholders' deficit (Notes 2, 3, 7, 9, 10 and 16)
Preferred stock; no par value; 10,000,000 shares authorized
Class A convertible preferred stock; 500,000 shares authorized
187,190 shares issued and outstanding;
liquidation preference $514,773	334,906
Common stock; no par value; 60,000,000 Class A shares
authorized; 58,661,744 shares issued and outstanding	9,962,336
Deferred compensation costs	(20,542)
Common stock to be issued	73,912
Accumulated deficit	(11,747,817)

Total stockholders' deficit	(1,397,205)

$1,045,737

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

	2004	2003

Revenue from franchised clinics	$465,729	$54,138

Franchise cost	106,552	33,830
Impairment loss (Note 2)	-	52,000
Selling, general and administrative expenses	2,566,783	3,335,478

	2,673,335	3,421,308

Loss from operations	(2,207,606)	(3,367,170)

Other expense

Interest expense:
Related parties	(8,619)	(3,250)
Other	(71,057)	(70,365)

Loss from continuing operations	(2,287,282)	(3,440,785)

Discontinued operations (Note 3)
Loss from operations of discontinued subsidiary	(414,833)	(478,588)
Gain on disposal of net assets of subsidiary	242,187	-

	(172,646)	(478,588)

Net loss	$(2,459,928)	$(3,919,373)

Loss from continuing operations per common share:

Basic and diluted	$(0.04)	$(0.07)

Net loss per common share:

Basic and diluted	$(0.04)	$(0.08)

Weighted average number of common
shares- outstanding - basic and diluted	57,155,110	48,715,457

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

						Common
	Preferred stock		Common stock			stock		Stock-
	Class A		Class A		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2003	187,190	$334,906	43,451,846	$4,496,796	$(39,669)	$3,500	$(5,368,516)	$(572,983)

Issuance of common stock for services (Note 9)			422,000	65,500				65,500

Issuance of common stock for services (Note 9)			1,428,571	200,000	(200,000)			-

Stock compensation plans (Note 9)				906,850				906,850

Transfer of 100,000 shares of subsidiary common
stock for services				6,000				6,000

Conversion of notes payable to equity (Note 9)			198,000	35,500				35,500

Common stock issued for cash (Note 9)			1,930,500	259,115				259,115

Common stock and warrants issued for cash
of $596,000 and services of $1,397,590 (Note 9)			5,660,000	1,993,590				1,993,590

Exercise of warrants for cash			350,000	35,000				35,000

Amortization of deferred compensation					56,999			56,999

Net loss							(3,919,373)	(3,919,373)

Balances at December 31, 2003	187,190	334,906	53,440,917	7,998,351	(182,670)	3,500	(9,287,889)	(1,133,802)

Issuance of common stock for services (Note 9)			2,254,000	382,370				382,370

Issuance of common stock for services (Note 9)			500,000	123,250	(123,250)			-

Stock compensation plans (Note 9)				412,950				412,950

Conversion of notes payable to equity (Note 9)			650,000	89,282				89,282

Common stock issued for cash (Note 9)			3,881,827	425,220				425,220

Common stock issued for cash and services
of $422,250 and services of $339,075 (Note 9)			4,935,000	761,325				761,325

Issuance of common stock for options exercised (Note 9)			300,000	30,000				30,000

Stock redeemed (Note 9)			(9,600,000)	(1,440,000)				(1,440,000)

Stock reissued (Note 9)			3,000,000	450,000				450,000

Stock to be issued			(700,000)	(70,412)		70,412		-

Amortization of deferred compensation					285,378			285,378

Beneficial conversion (Note 7)				800,000				800,000

Net loss							(2,459,928)	(2,459,928)

Balances at December 31, 2004	187,190	$334,906	58,661,744	$9,962,336	$(20,542)	$73,912	$(11,747,817)	$(1,397,205)

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

	2004	2003

Cash flows from operating activities of continuing operations
Net loss from continuing operations	$(2,287,282))	$(3,440,785))
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss	-	52,000
Stock, options and warrents issued for services	1,134,395	2,238,529
Amortization of deferred compensation	285,378	56,999
Amortization of other assets	15,246	-
Expenses paid by convertible note	37,436	-
Note payable written-off	(45,000)	-
Foreign exchange on note payable	17,500	-
Changes in assets and liabilities from continuing operations:
Accounts receivable	(22,754)	(7,246)
Accounts payable and accrued expenses	53,914	82,088

Net cash used in operating activities of continuing operations	(811,167)	(1,018,415))

Cash flows from investing activities:	-	-

Cash flows from financing activities
Net proceeds from notes payable, related parties	(4,530)	73,591
Proceeds from long term debt	377,103	-
Deferred finance fees	(5,000)	-
Payments on long term debt and notes payable	(8,000)	(55,000)
Proceeds from issuance of common stock and exercise
of options and warrents	877,470	890,115

Net cash provided by financing activities of continuing operations	1,237,043	908,706

Cash (used in) provided by discontinued operations	(435,140)	70,741

Net decrease in cash	(9,264)	(38,968)

Cash and cash equivalents, beginning of year	10,209	49,177

Cash and cash equivalents, end of year	$945	$10,209

(continued)

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

Supplemental disclosures of cash flow information:

Cash paid for interest	$703		$22,958

Supplemental disclosure of non-cash investing and
financing activities:

Convertible note
Convertible note, issued	$1,200,000
Finance fees capitalized	(177,956)
Expenses	(37,436)
Prepaid interest	(22,575)
Southern Health Care Inc. loan repaid	(584,930)

	$377,103	$

Sale of assets of Southern Health Care Inc.
Carrying value of net assets	$471,278
Liabilities not assumed by purchaser	111,042
Note receivable issued	(824,507)

Gain on sale of subsidiary	$(242,187)	$

Class A common stock issued in satisfaction of
notes payable (Note 9)	$89,282		$35,500

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

1.	Organization, principles of consolidation, going concern, results of operations and management’s plans: Organization and principles of consolidation:

Banyan Corporation (the “Company”), an Oregon corporation, was incorporated on June 13, 1978. The Company primarily franchises Chiropractic USA chiropractic clinics in the health care industry. All clinics are operated by independent entrepreneurs under the terms of franchise arrangements (franchisees).

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

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created stockholders’ deficit and working capital deficiencies of $1,397,205 and $1,964,581, respectively, as of December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises, increasing collections of receivables from franchisees and acquisition of a diagnostic imaging business, which management believes to have a positive cash flow and in addition selling the company-owned clinics that had a negative cash flow.

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

Accounts receivable:

Accounts receivable are uncollateralized and consist primarily of receivables from franchisees. Management reviews accounts receivable periodically for collectibility and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

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

SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the fair value of the reporting unit does not exceed the carrying amount, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. This step requires the allocation of the fair value of the reporting unit to the reporting unit’s assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over its re- evaluated net assets would be the new basis for the reporting unit’s goodwill, and any necessary goodwill write down to this new value would be recognized as an impairment expense. The Company performed its annual goodwill impairment test in the fourth quarter of 2003 and determined that goodwill was impaired as of that testing date. As a result, the Company recorded an impairment loss of $52,000 for the year ended December 31, 2003.

Revenue recognition:

Fees from franchised clinics include initial franchise fees and continuing royalty fees and marketing fees. Initial fees are recognized upon opening of a clinic, which is when the Company has performed substantially all initial services required by the franchise arrangement. Continuing fees are recognized in the period earned.

Comprehensive income:

SFAS No. 130, Reporting Comprehensive Income, establishes accounting and reporting requirements for comprehensive income. During the years ended December 31, 2004 and 2003, the Company had no components of comprehensive income to report.

Foreign currency translation:

Operating revenue and expenses arising from foreign currency transactions are translated into US dollars at exchange rates in effect on the date of the transactions. Monetary assets and liabilities are translated into US dollars at the exchange rate in effect at the balance sheet date. Gains or losses arising from the translations are included in earnings.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

2.	Summary of significant accounting policies (continued): Stock-based compensation:

SFAS No. 123, Accounting for Stock-Based Compensation allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has chosen to continue to account for employee stock based compensation using APB 25. Accordingly, no compensation expense has been recognized for options granted at fair value. Had compensation cost for the Company’s stock options plan been determined based on the fair value at the grant dates for awards under the plans consistent with the fair-value based method of accounting prescribed by SFSA No. 123, the Company’s results would have been changed to the pro forma amounts indicated below:

	2004	2003
Net loss, as reported	$(2,459,928)	$(3,919,373)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(120,000)	(375,500)
Net loss, pro forma	$(2,579,928)	$(4,294,873)
Basic and diluted loss
per share, as reported	$(0.04)	$(0.08)
Basic and diluted loss per share, pro forma
per share, pro forma	$(0.05)	$(0.09)

The fair value of each option and grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2004 and 2003: dividend yield of zero; expected volatility of 16% (ranging from 197% to 181% for 2003); risk-free interest rates of 3% (ranging from 1.36% to 1.68% for 2003); and an expected term of 5 years (18-36 months for 2003).

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

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2004.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

2.	Summary of significant accounting policies (continued): Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2004 and 2003, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

Advertising:

Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003, advertising costs were approximately $114,000 and $90,000, respectively.

Business segments:

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. During 2004 and 2003, the Company operated in two business segments, franchising chiropractic clinics and chiropractic services, the later of which was disposed of in 2004 and is recorded under discontinued operations. (See Note 13)

Recently issued accounting pronouncements:

In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitles to receive a majority of the entity’s residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have a material effect on the financial condition or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatory redeemable non- controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operations of the Company.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

2.	Summary of significant accounting policies (continued): Recently issued accounting pronouncements (continued):

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that all allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Management does not expect the adoption of SFAS No. 151 to have a significant impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67. This statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS No. 152 are effective in fiscal years beginning after June 15, 2005. As Such the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. Management does not expect the adoption of SFAS No. 152 to have a significant impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS No. 153 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees. SFAS No. 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS No. 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS No. 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended March 31, 2006. Retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS No. 123R on its consolidated financial statements.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

3.	Business acquisitions and dispositions:

In September 2001, the Company, entered into an agreement with Advanced Health Center, Inc. (“Advanced”) of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for $1,150,000. On June 26, 2002, the Company’s wholly-owned subsidiary, Chiropractic USA, Inc. assigned its right to acquire the clinics to Southern Health Care, Inc., (”Southern”) a newly formed Colorado holding company with no other assets, in exchange for a management agreement and franchise agreements. Southern is wholly owned by the Company’s chief executive and chief financial officer. This assignment was undertaken at the request of the financial institution funding the acquisition to accommodate their desired organizational structure for the transaction. On July 29, 2002, Southern completed the acquisition of Advanced. As part of the agreement to purchase Advanced, the Company agreed to issue an aggregate of 2,300,000 shares of its Class A common stock, valued at $345,000 as guarantee and loan fees on the financial institution debt of Southern. The guarantee and loan fees were being amortized over the three-year term of the loan. However, in November 2004, the Company repaid in full the guaranteed loan and wrote-off the unamortized balance of the guarantee. In December 2004, the net assets of Southern were transferred to Chiropractic USA, who in turn sold the net assets to a third party. The disposal included accounts receivable with a book value of approximately $650,000, furniture, fixtures and equipment with a book value of approximately $102,000 and accounts payable with a book value of approximately $224,000. The sale agreement is for $1,000,000 minus $175,493 of accounts payable and the company assuming $50,000 of accounts payable, in exchange for a promissory note of $824,507, bearing interest at 5% starting, principal and interest, in September 2005. Principal and interest amounts will be paid in 120 monthly instalments. The promissory note is secured by all current and future acquired assets of the purchaser.

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its Class A common stock to the shareholders of FSN, Michael and Cory Gelmon, on November 30, 2002. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders. Accordingly, the assets of FSN have been recorded at the transferors’ historical cost basis, which is zero, as FSN had no assets as of the acquisition date, had not commenced operations and expenses since inception are not material. At December 31, 2004, the Company’s chief executive and chief financial officer hold 15,100,000 shares of the Company’s Class A common stock, or approximately 26% of the issued and outstanding Class A common stock. At December 31, 2004, there were 10,047,666 shares to be issued to the Company’s chief executive and chief financial officer for the acquisition of FSN, when they become available for issue (see Note 16).

4.	Franchise Operations:

As of December 31, 2004, the Company’s subsidiary, Chiropractic USA Inc., is entered into more than fifty franchise agreements. Franchise agreements are for ten-year terms. The franchise agreements provide for payment of percentage royalties, contribution to a national advertising fund, and charges for additional services selected by the franchisee. New practitioners pay a franchise fee in addition to these charges. Some franchise agreements cover more than one location.

As of December 31, 2004, the Company’s subsidiary Chiropractic USA Inc., is entered into thirteen area developer agreements. Area developer agreements are for five-year terms. An area developer is responsible for developing a number of additional Chiropractic USA franchised locations within an exclusive territory. Area developers are paid a percentage of the royalties collected in the territory. An area developer typically enters into one or more franchise agreements.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

5.	Lease commitments:

The Company leases office space in Los Angeles, California under a month-to-month lease for $250 per month.

6.	Income taxes:

The Company did not incur income tax expense for the years ended December 31, 2004 and 2003. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2004 and 2003 was due primarily to the tax effect of the change in the valuation allowance.

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

The following is a summary of the Company’s deferred tax assets and liabilities arising from differences in financial statement and income tax bases for the following assets at December 31, 2004:

Net operating loss carry forward	$3,702,600
Deferred tax asset valuation allowance	(3,702,600)

$-

At December 31, 2004 the Company has approximately $10,890,000 of unused federal net operating loss carry forwards, which expire from 2005 through 2024. A valuation allowance has been provided to reduce the deferred tax assets to zero, as realization is not assured. In addition, due to the change in control of the Company in 2002, the net operating loss carry forwards may be limited.

7.	Convertible note:

Face value of note	$1,200,000
Less: unamortized discount	(800,000)

$400,000

The Company has entered into an agreement to sell $3,000,000 in convertible notes. The proceeds are to be advanced in stages.

The convertible notes have a term of two years after issuance and bear interest at 10%. Four months of interest is payable upon issuance. Any interest that has not been paid in advance is payable monthly. In any month in which the stock price is greater than $0.22, the interest for that month shall be zero. The notes are immediately convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.22 and the average of the lowest 3 intra-day trading prices during the 20 trading days prior to the conversion date discounted by 40%.

Lenders shall receive for each $1.00 of note, warrants to purchase one share of the Company’s common stock. Warrants have a five-year term from the date of issuance with an exercise price equal to $0.40 a share. Warrants are issued at the same time the proceeds are received.

As of December 31, 2004, the first advance of the $1,200,000 was received, and 1,200,000 warrants were issued. Financing fees related to the first advance amounted to $182,956. The fees were capitalized and are being amortized over the two-year term of the note. The note is due in November 2006. The second advance of $800,000 was received after the year-end upon filing of a registration statement for the shares underlying the convertible notes and warrants. The final $1,000,000 advance is due within five days after the effective date of the registration statement

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

7.	Convertible note (continued):

As a result of the advance of the amount $1,200,000 on account of the convertible note, a beneficial conversion in the amount of $800,000 resulted this amount has been deducted from the face value of the note and will be charged to earnings upon the registration statement becoming effective. The receipt of the second advance of $800,000 will result in an estimated beneficial conversion in the amount of $533,000, which will be added to the unamortized discount and charged to earnings upon the registration statement becoming effective.

8.	Notes payable:

At December 31, 2004 notes payable consist of the following:

Related Parties

Note payable, family member of a principal stockholder/officer; unsecured;
interest at 10%; due January 2006	$50,000
Note payable, entity controlled by chief executive and chief financial officers;
unsecured; interest at 10%; due January 2006	69,050

$119,050

Other

Note payable; unrelated entity, unsecured; interest at 10%, due June 2002, past due	$5,000
Note payable; unrelated party, unsecured; interest at 8%, due April 2005	15,000
Note payable; unrelated party, unsecured; interest at 10%, due April 2005	33,840
Note payable; unrelated party, unsecured; interest at 9%, due April 2005	16,300
Note payable; unrelated party, unsecured; interest at 9%, due April 2005	12,200
Note payable; unrelated party, unsecured; interest at 10%, due April 2005	130,640
Note payable; unrelated party, unsecured; interest at 10%, due April 2005	50,000

$262,980

9.	Stockholders’ deficit: Preferred stock:

The Company has 10,000,000 shares of no par value preferred stock authorized, and has designated 500,000 shares of Class A convertible preferred stock and 500,000 shares of Class B preferred stock. No Class B preferred stock is issued or outstanding.

At December 31, 2004 and 2003, there were 187,190 shares of no par value, Class A convertible preferred stock issued and outstanding. The Company may call the shares at $2.75 per share at any time. Each share of Class A convertible preferred stock is convertible at any time into one share of the Company’s Class A common stock.

Common stock:

In September 2003, the Board of Directors re-designated 10,000,000 shares of no par value, Class B common stock as no par value, Class A common stock thereby increasing the number of authorized shares of Class A common stock from 50,000,000 to 60,000,000. There are no longer any shares of Class B common stock authorized.

At December 31, 2004, the Company has 60,000,000 shares of no par value, common stock authorized. At the end of the year, there were 58,661,744 shares of Class A common stock issued and outstanding. In addition, the Company has outstanding options of 22,120,000, outstanding warrants of 1,200,000, a commitment to issue 1,800,000 additional warrants, outstanding preferred stock of 187,190, 10,047,666 shares to be issued to its officers and directors in connection with the acquisition of intellectual property and the stock of a now-inactive subsidiary, a commitment to issue 6,600,000 shares to the Chief Executive Officer and 700,000 shares to be issued for subscriptions before December 31, 2004. The Company does not have sufficient authorized shares to issue and deliver all those shares. The Company had a special shareholders’ meeting to increase its authorized shares in an amount sufficient to meet its obligations to issue shares and future requirements in March 2005 (see Note 16).

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

9.	Stockholders’ deficit (continued): Stock transactions:

During the year ended December 31, 2004, the Company sold an aggregate of 4,935,000 shares of its Class A common stock, at less than the market value on the date of sale, for cash of $422,250 to franchisees and area developers. As the cash consideration for the stock sales was less than the market value on the sales dates, the Company recorded an expense of $339,075 for the effect of these discounts. During the year ended December 31, 2004, the Company issued an aggregate of 3,881,827 shares of Class A common stock to investors at an average price of approximately $0.11 per share for total cash consideration of $425,220.

In February 2004, the Company issued 500,000 shares of Class A common stock, valued at $0.25 per share, which was equal to the market price on the agreement date, to consultants under twelve month service agreements.

In February 2004, the Company issued 950,000 shares of Class A common stock for services rendered. The shares were valued at $212,544 and expensed.

In February 2004, the Company issued 300,000 shares of Class A common stock to related parties who exercised options. The company received $30,000.

In August 2004, the Company issued 904,000 shares of Class A common stock for services rendered. The shares were valued at $114,376 and expensed.

In August 2004, the Company redeemed 9,600,000 shares of Class A common stock from the chief executive officer of the Company. The shares were valued at $1,440,000 and recorded as payable. In September 2004, the Company issued 650,000 shares of Class A common stock, valued at $89,282 for cancellation of debt.

In October 2004, the Company issued 250,000 shares of Class A common stock for services rendered. The shares were valued at $32,500 and expensed.

In November 2004, the Company issued 150,000 shares of Class A common stock for services rendered. The shares were valued at $22,950 and expensed.

In December 2004, the Company reissued 3,000,000 shares of Class A common stock to the chief executive officer. The shares were valued at $450,000 and recorded against the payable.

During the year ended December 31, 2003 the Company sold an aggregate of 750,000 shares of its Class A common stock, at less than the market value on the sale date, and 4,910,000 units consisting of one share of its Class A common stock and a warrant to purchase one share of its Class A common stock, at less than market value of the common stock and fair value of the warrant on the sale date, for cash of $596,000 to franchisees and area developers. As the cash consideration for the stock sales was less than the market value on the sale dates, the Company recorded an expense of $407,350 for the effect of these discounts. The warrants are immediately exercisable and may be exercised for a period of 18 months from the sale date. The Company valued the warrants based on the Black-Scholes pricing model, resulting in compensation expense of $990,240.

In February 2003, the Company issued 202,000 shares of Class A common stock, valued at $0.10 per share, the market price on the agreement date, to consultants for accounting and Internet services. In May 2003, the Company issued 20,000 shares of Class A common stock, valued at $0.14 per share, the market price on the agreement date, to a consultant for marketing services.

In August 2003, the Company issued 1,428,571 shares of Class A common stock, valued at $0.14 per share, the market price on the agreement date, to a consultant for marketing services under a twelve month marketing service agreement.

In July 2003, the Company issued 150,000 shares of Class A common stock at $0.12 per share, the market price on the agreement date, to an employee for services.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

9.	Stockholders’ deficit (continued): Stock transactions (continued):

In October 2003, the Company issued 50,000 shares of Class A common stock, valued at $0.49 per share, the market price on the agreement date, to a consultant for marketing services.

In December 2003, the Company issued 198,000 shares of its Class A common stock, valued at $35,500, to a former president of the Company in exchange for $35,500 reduction in debt.

During the year ended December 31, 2003, the Company issued an aggregate of 1,930,500 shares of its Class A common stock to investors at an average price of approximately $0.13 per share, for total cash consideration of $259,115.

Stock Option:

On October 28, 2004 the Board of Directors adopted the 2004 Human Resources Incentive Plan (the "Incentive Plan") to provide incentive compensation to employees, directors, officers and others. The Incentive Plan provides for the granting of up to 50,000,000 options and shares to our personnel. Generally, stock options granted under the Incentive Plan are for a maximum term of ten years and unless otherwise provided in the specific award document vest and are exercisable immediately. Unless otherwise provided, the options expire within one year after termination of service or three months if termination is for cause. The Board of Directors administers the Incentive Plan. The Incentive Plan may be amended by the directors except where required by the Internal Revenue Code as to any increase in the total number of underlying shares and the class of persons eligible to receive options or as otherwise required by any applicable law or regulation.

The Incentive Plan supercedes all previous stock option plans and any ad hoc issuance of options. In connection with the adoption of the Incentive Plan, the Company converted the options issued to our management, area developers, franchisees, employees, consultants and one investor, into options subject to the Incentive Plan. The Company cancelled any other outstanding options.

During the year ended December 31, 2004, the Company granted options to purchase 4,565,000 shares of the Company’s Class A common stock at an average price of $0.10 per share to franchisees and area developers. The Company valued these options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of approximately $268,000.

In May 2004, the Company granted options to purchase 1,000,000 shares of the Company’s Class A common stock at $0.10 per share to an investor, as incentive to the purchase of 1,000,000 shares. The Company valued the options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of $130,000.

In November 2004, the Company granted options to purchase 150,000 shares of the Company’s Class A common stock at $0.10 per share to a consultant for services provided to the Company. The Company valued the options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of $15,000.

During the year ended December 31, 2003, the Company granted options to purchase 3,270,000 shares of the Company’s Class A common stock at an average price of $0.24 per option to franchisees and area developers. The Company valued the options based upon the Black-Scholes pricing model resulting in compensation expense of approximately $765,600.

In July 2002, the Company committed to grant options to purchase 685,000 shares of the Company’s stock in July 2004, to an employee and to consultants for services at the weighted average closing price of the Company’s Class A common stock for the preceding 30 days, if the employees remains in the service of the company through that date. The Company accounts for these options as variable awards. At 2003, the total estimated value of these options was approximately $195,000. For the year ended December 31, 2003, the Company recorded an expense of approximately $137,400 under discontinued operations.

See also Note 10 for stock options granted to related parties for which no expense has been recorded.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

9.	Stockholders’ deficit (continued): Stock Option (continued):

A summary of options activity for the periods ended December 31, 2004 and 2003 is as follows:

		Weighted average
	Weighted shares	exercise price

January 1, 2003	7,480,000	$0.11
Granted	5,970,000	$0.20
Expired	(335,000)	$0.08

December 31, 2003	13,115,000	$0.15

Granted	9,715,000	$0.12
Exercised	(300,000)	$0.10
Expired	(410,000)	$0.55

December 31, 2004	22,120,000	$0.13

The following table summarizes information about stock options outstanding at December 31, 2004.

		Weighted	Weighted		Weighted
Range of	Number	average	average	Number	average
exercise price	outstanding	contractual life	exercise price	exercisable	exercise price

$0.05-0.10	8,425,000	2.5 years	$0.09	8,425,000	$0.09
$0.11-0.20	13,435,000	3.5 years	$0.15	13,435,000	$0.15
$0.21-0.30	260,000	0.25 year	$0.25	260,000	$0.25

	22,120,000			22,120,000

10.	Related party transactions:

As of December 31, 2004, $1,054,644 (2003 - $166,439) included in accounts payable is due to the chief executive officer and the chief financial officer of the Company. The payable does not bear interest and has no specific term of repayment. Of which $990,000 was to be repaid by the issuance of 6,600,000 shares of Class A common stock.

In August 2004, the chief executive officer of the Company returned to the Company for cancellation 9,600,000 shares of Class A common stock. These shares have been treated as treasury stock available for future issuance. In December 2004, The Company reissued 3,000,000 of those shares to the chief executive officer. The Company intends to repay the remaining 6,600,000 shares when enough shares are available (see Note 9).

In November 2004, the Company granted options to purchase an aggregate of 4,000,000 shares of the Company’s Class A common stock at $0.14 per share, which was equal to the market price on the agreement date to the chief executive officer and the chief financial officer of the Company. The options are exercisable through November 2009 and vest immediately.

In January 2003, the company entered into an agreement with Britannia Law Office located in Calgary, Canada for Britannia to represent the Company in legal matters. The Company pays Britannia a monthly retainer of $12,000. During 2004 and 2003, the Company paid approximately $144,000 and $158,100 respectively to Britannia for these services. Britannia is owned by the president and chief executive officer of the Company.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

10.	Related party transactions (continued):

In August 2003, the chief executive officer of the Company returned for cancellation 1,000,000 shares of Class A common stock held in his name to the Company. In September 2003, the Company issued 1,000,000 shares of Class A common stock to the chief executive officer as repayment.

In August 2003, the Company granted options to purchase an aggregate of 2,000,000 shares of the Company’s Class A common stock at $0.18 per share, which was equal to the market price on the agreement date to the chief executive officer and the chief financial officer of the Company. The options were exercisable through August 2006 and vested immediately. During 2004, the Company extended the exercisable date through August 2008.

During the year ended December 31, 2003, the Company received $73,591 in exchange for notes payable issued to an entity in which the Company’s chief executive officer and chief financial officer are shareholders. The notes are non-interest bearing and due on demand. During the same period, $35,000 was repaid on these related party notes.

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

In April 2003, the Company’s chief executive officer and chief financial officer transferred an aggregate of 4,800,000 shares of the Company’s Class A common stock held in their names to a shareholder and former director of the Company and another shareholder (the “Parties”) of the Company. In May 2001, the Company’s chief executive officer and chief financial officer entered into an agreement to each transfer 10% of the shares they received upon the closing of the Franchise Support Network, Inc. acquisition to allay the concerns of the Parties about dilution upon closing. Since no services were provided by the former director or the shareholder, the Company has not recorded expense for the transfer of the Class A common stock.

11.	Commitments and contingencies:

A former officer and director of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No claims were made and no proceedings were instituted against the Company relating to these violations. The former officer and director claims that the Company must indemnify him for court-ordered restitution and his expenses, including attorney’s fees, in the criminal proceedings. The Company, based on an opinion of independent legal counsel, has taken the position that indemnification would be improper under the circumstances because the former officer and director had reasonable cause to believe his conduct was unlawful and that indemnification is null and void and unenforceable under the federal securities laws. Given that the likelihood of an unfavorable outcome of any proceeding that may be brought by the former president to enforce his indemnification claim is remote, no amount of potential loss has been accrued. During the years ended December 31, 2004 and 2003, the Company did not pay or incur any expenses, including attorney’s fees, on behalf of the former officer and director. $55,125 of note payable and accrued interest to his attorney, previously recorded, has been written-off in 2004.

As of December 31, 2004 we owe $167,747 including accrued interest at the rate of 9% per annum with respect to a stipulated money judgment in favor of a broker-dealer. The judgment was entered in Multnomah County, Oregon pursuant to a settlement agreement entered into in January 2001. This legal proceeding arose from the alleged failure to deliver a stock certificate to the broker-dealer.

On January 8, 2004, a former employee filed suit against the Company seeking unspecified money damages for breach of an alleged employment contract. The case was dismissed in 2005 without prejudice against the Company. There has been no indication that the former employee intends to reassert this claim.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable to related parties approximate their carrying amounts because of the short maturities of these instruments. The fair value of the long-term note payable approximates its fair value because of the adjustable interest rate on the note. Notes payable to non-related parties are impractical to approximate because of their past due status. The fair value of other liabilities is impractical to estimate based because of the Company’s default on the agreement.

13.	Segment Information:

During 2003, the Company had two business segments: Company owned operation of Chiropractic clinics and franchised chiropractic clinics. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company owned operation of Chiropractic clinics was disposed of during the 2004 year and are disclosed as discontinued operations.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

14.	Fourth Quarter Adjustments: Non-cash stock compensation

During the fourth quarter 2004, the Company recognized expense for non-cash compensation in the amount of $339,075. These shares were issued to franchisees and area developers below the market value. $50,000, $143,875 and $145,200 of this expense was from shares issued during the first, second and third quarters of 2004, respectively.

During the fourth quarter of 2004, the Company recognized expense for stock options issued in the amount of $412,950. These stock options were issued to franchisees, area developers, investors and consultants. $71,200, $156,000, $163,950 and $21,800 of this expense was from stock options issued during the first, second, third and fourth quarters of 2004, respectively.

15.	Subsidiary Stock Transaction:

In January 2003, the Company agreed to transfer 100,000 shares of common stock it owns in the Company’s subsidiary, Chiropractic USA, Inc. to a consultant for services. The 100,000 shares represent a 10% minority interest in the subsidiary and were valued at $6,000, which the Company believes was the fair value of the common stock on the agreement date, as Chiropractic USA, Inc. had not yet generated any revenues as of the date of transfer. The Company entered into an agreement with the consultant, whereby he acquired an additional 39% interest in Chiropractic USA, Inc. in exchange for his services to promote Chiropractic USA and assist the Company with franchisee development and training for which he receives up to one quarter of the Company’s royalties on franchisees he introduces. The consultant was appointed to the board of directors of Chiropractic USA, Inc.

16.	Subsequent events

In March 2005, the Company filed Restated Articles of Incorporation with Amendments. Under the Restated Articles of Incorporation with Amendments, the Company’s authorized capital stock is 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, all no par value. Previously, the Company’s authorized capital was 60,000,000 shares of common stock and 10,000,000 shares of preferred stock.

In March 2005, the Company issued to the Company’s chief executive officer and the chief financial officer the balance of 10,047,666 shares as the final payment on the Franchise Support Network acquisition.

In March 2005, the Company reissued 6,600,000 of the 9,600,000 cancelled shares to the chief executive officer as final repayment.

In 2005, the Company incorporated a wholly owned subsidiary, Diagnostic USA, Inc (“the subsidiary”). The subsidiary is intended to be a vehicle for the Company to enter the diagnostic imaging business. The subsidiary intends to acquire all the equity securities of Nationwide Diagnostic Solutions, Inc., an Arizona corporation based in Tempe, Arizona (“Nationwide”), from Dr. Jeff and Constance Rebarcak (the “Rebarcaks”), the founders, sole shareholders and operators of Nationwide. In March 2005, the subsidiary entered into an agreement with Nationwide and the Rebarcaks to acquire all their shares for $10,000,000. The $10,000,000 is payable at closing: $700,000 in cash and the balance of $9,300,000 in the form of a promissory note from the subsidiary to the Rebarcaks due May 30, 2015 and bearing interest at 2.5% per annum. The note is payable from 50% of the dividends or other distributions received by the subsidiary from Nationwide (70% during the first year), with a minimum monthly payment of $10,000. The agreement provides for a minimum dividend or other distribution of 75% of the net cash flow, if any, of Nationwide. The Company will guarantee payment of up to $1,500,000 of the balance due on the note. The Rebarcaks would be permitted to convert up to $1,000,000 of the balance due on the note into shares of our common stock at the prevailing market price and in no event less than a conversion price of $.22 per share, or a maximum of approximately 4,545,454 shares. The deadline for closing is May 31, 2005. At closing, it is expected that the subsidiary would employ Jeff Rebarcak under a five-year employment agreement for compensation of $240,000 per year.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

                    GHP Horwath, P.C., the independent registered public accounting firm that reported on our balance sheet as of December 31, 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2003 was dismissed effective as of September 1, 2004. Their report was qualified in that the financial statements were prepared assuming that we would continue as a going concern. The report stated that our net loss, stockholders deficit and working capital deficiency as of December 31, 2003 raised substantial doubt about our ability to continue as a going concern. We have no audit committee; accordingly, the decision to dismiss accountants was approved by the board of directors. During our two most recent fiscal years and any subsequent interim period there were no disagreements with GHP Horwath, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

                    The independent registered public accounting firm of Hurley & Company, P.C., the independent auditors who reviewed our balance sheet as of June 30, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the period ended June 30, 2004 were dismissed effective as of September 1, 2004. Hurley & Company, P.C. did not issue any report on any of our financial statements. We have no audit committee; accordingly, the decision to dismiss accountants was approved by the board of directors. During our two most recent fiscal years and any subsequent interim period there were no disagreements with Hurley & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

                    On September 1, 2004, we appointed Schwartz Levitsky Feldman llp to audit our financial statements for the fiscal year ended December 31, 2004.

Item 8A. Controls and Procedures.

                    Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and the President and Chief Financial Officer

concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. None of our periodic reports for 2004 including the financial statements were filed on time. Since year end, we added three part time accounting employees and converted to more appropriate accounting software to speed up the preparation of financial reports and statements. During 2004, expenses for options and warrants issued were not reported on a timely basis. The omissions occurred during every quarter of 2004 and were adjusted in the fourth quarter. A reporting structure with required notification of equity changes has been established to correct the issue.

                    There were no other changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers; Corporate Governance

Name	Age	Positions
Michael J. Gelmon	40	Chief Executive Officer and Director
Cory H. Gelmon	45	President, Chief Financial Officer, Director
Richard J. Doran, Jr.	50	Director

                    Our Board of Directors is comprised of three directors of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified.

                    Michael J. Gelmon and Cory H. Gelmon are brothers.

                    The following is a brief account of the business experience of each director and executive officer.

                    Michael J. Gelmon. Mr. Gelmon is an experienced franchising entrepreneur and executive as well as a real estate lawyer. He has been our Chief Executive Officer and a director since 2001. From 1993 through 1997, Mr. Gelmon was a founding shareholder, director, as well as head of acquisitions and real estate for Domino's Pizza of Canada Ltd., the Domino's Pizza master franchisor in Canada. He was an integral part of the team that was responsible for growing the Domino's Pizza chain to 200 stores throughout Canada. Since 1999 Mr. Gelmon has also practiced law with his brother in a law partnership, Britannia Law Firm. Mr. Gelmon received his Bachelor of Laws with honors from the University of London in 1988 and a Bachelor of Arts from the University of Calgary in 1988.

                    Cory H. Gelmon. During Cory H. Gelmon’s sixteen-year career in franchising, he has been an owner, promoter, executive and a franchise lawyer. Mr. Gelmon has been our president and chief financial officer since 2001. Since 1999 Mr. Gelmon has also practiced law with his brother in a law partnership, Britannia Law Firm. From 1993 until 1997, he was chief operating officer and general counsel of Domino’s Pizza of Canada Ltd. Mr. Gelmon was largely responsible for growing the Domino's Pizza chain to 200 stores throughout Canada. He received his Bachelor of Laws with honors from the University of London in 1987 and a Bachelor of Arts from the University of Calgary in 1984.

                    Richard J. Doran, Jr. Mr. Doran has more than twenty-years of experience in mortgage banking, including extensive experience in management, marketing and sales in both the United States and England. Since May 2002, Mr. Doran has been chief executive officer of Kensington Financial Services, LLC, a New Jersey-based mortgage broker with more than 50 employees and operations in several states. From 1997 through 2001, he was a top marketing executive of the Alliance Funding Division of Superior State Bank, New York, with responsibility for its wholesale mortgage marketing and sales and business planning. Mr. Doran received his college education at Fairleigh Dickinson University and Rutgers University.

Committees of the Board of Directors

                    Audit Committee. We have no audit committee of the Board of Directors. We believe that the better practice is to form an Audit Committee. During 2004, we adopted an Audit Committee Charter that provides for an audit committee consisting of three or more directors, each of whom shall satisfy the independence, financial literacy and experience requirements of Section 10A of the Exchange Act and any other regulatory requirements. We need to expand our Board of Directors and make appropriate compensation arrangements with them. As of the date hereof we have not identified potential candidates. We intend to form the Audit Committee on or before July 31. 2005. Accordingly, there is no audit committee financial expert. We are exempt from the Securities and Exchange Commission requirements for a separate audit committee.

                    No Compensation Committee. We have no compensation committee of the Board of Directors. The entire board acts as our compensation committee. Transactions between the Gelmons, members of their immediate families and the entities they own and control and us are not conducted at arm's-length. These include their compensation arrangements set forth in Item 10. Executive Compensation and the transactions set forth in Item 12. Certain Relationships and Related Transactions below. The Gelmons without any independent authorization, review or oversight set the terms of these arrangements and transactions. There can be no assurance that the terms thereof are comparable to those that would be negotiated at arm's-length or otherwise fair and reasonable, despite the good faith belief of the Gelmons that they are.

Codes of Ethics

                    During 2004, we adopted a Code of Business Conduct and Ethics that addresses, among other things, conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and use of company assets, compliance with laws (including insider trading laws), and reporting of unethical behavior. The Code of Business Conduct and Ethics is applicable to our directors, officers and all employees.

                    In addition, we have adopted a Finance Code of Ethics that requires honest and ethical business conduct; full, accurate and timely financial disclosures; compliance with all laws, rules and regulations governing our business; and, prompt internal reporting of any violations of the code. The Finance Code of Ethics is applicable to our Chief Executive Officer, Chief Financial Officer and all finance employees. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the Code of Ethics with respect to our Chief Executive Officer, Chief Financial Officer, and persons performing similar functions, by posting such information on our web site.

Compliance with Section 16(a) of the Exchange Act

                    Our directors and executive officers failed to file on a timely basis reports required by Section 16(a), including Forms 3, 4 and 5 during the three most recent fiscal years and the year to date. With respect to Michael J. Gelmon there were ten late reports covering thirteen transactions that were not reported on a timely basis. With respect to Cory H. Gelmon, there were eleven late reports covering thirteen transactions that were not reported on a timely basis. Richard J. Doran, Jr. is tardy this year in the filing his initial statement of beneficial ownership and one statement of changes in beneficial ownership. As of the date hereof, all reports required by Section 16(a) have been filed and are available on our web site, except for Mr. Doran’s two statements.

Item 10. Executive Compensation.

Summary Compensation Table

                    The following table sets forth-certain information about the compensation paid to management during the 2003 through 2004 fiscal years:

	Annual Compensation			Long Term Compensation
Name and principal position	Year	Salary ($)	Other annual compensation ($)	Awards		Payouts	All other compensation ($)
				Restricted stock award(s) ($)	Securities underlying options/SAR (#)	LTIP payouts ($)
Michael Gelmon Chief Executive Officer and Director	2004 2003	$150,300* $120,000	- 0 - $12,000		2,500,000 1,000,000
Cory Gelmon President, Chief Financial Officer, Secretary and Director	2004 2003	$140,893* $120,000	- 0 - $12,000		2,500,000 1,000,000

                    * Includes payments for accrued and unpaid salaries in prior years.

                    No bonuses were awarded in 2003 or 2004.

Employment and Other Compensation-Related Agreements with Management

                    Our Management Agreements with the Gelmons, as amended, provide for payment of compensation of $210,000 per year, a bonus of five percent of the net income of Diagnostic USA payable annually, and a grant of stock options. The Management Agreements expire on March 31, 2008. As of the date hereof, we owe Michael J. Gelmon and Cory H. Gelmon $64,644 for accrued and unpaid salaries.

                    We retained the Gelmons’ law partnership, the Britannia Law Firm, to serve as our general counsel and special Canadian counsel particularly in the areas of franchising, mergers and acquisitions, Canadian corporate law, real estate law, and other matters. For 2004, we paid the Britannia Law Firm $144,000 at the rate of $12,000 per month. We paid the Britannia Law Firm $158,100 in 2003.

Equity Compensation Plan Information

                    On October 28, 2004 the Board of Directors adopted the 2004 Human Resources Incentive Plan (the "Incentive Plan") to provide incentive compensation to employees, directors,

officers and others who serve us. The Incentive Plan provides for the granting of up to 50,000,000 options and shares to our personnel. Generally, stock options granted under the Incentive Plan are for a maximum term of ten years and unless otherwise provided in the specific award document vest and are exercisable immediately. Unless otherwise provided, the options expire within one year after termination of service or three months if termination is for cause. The Board of Directors administers the Incentive Plan. The Incentive Plan may be amended by the directors except where required by the Internal Revenue Code as to any increase in the total number of underlying shares and the class of persons eligible to receive options or as otherwise required by any applicable law or regulation.

                    The Incentive Plan supercedes all of our previous stock option plans and any ad hoc issuance of options. In connection with the adoption of the Incentive Plan, we converted the options issued to our management (including 9,000,000 options issued to the Gelmons) area developers, franchisees, employees, consultants and one investor, into options subject to the Incentive Plan. We cancelled any other outstanding options. There were 22,120,000 options outstanding as of December 31, 2004.

                    Federal Income Tax Consequences. The United States federal income tax consequences of the issuance and exercise of options is generally as follows. The holder reports as ordinary income the discount, if any, between the fair market value and the exercise price on the exercise date. When the holder sells the underlying shares the holder recognizes as a capital gain the difference between their sales price and the total ordinary income previously reported. If the options are treated as incentive stock options under Section 422A under the Internal Revenue Code, the holder only reports the difference between the sale price of the underlying shares and the exercise price of the options as a capital gain in the year of sale. Incentive stock option treatment requires, among other limitations, that the exercise price be equal to the fair market value on the date of grant (110% of such fair market value in the case of directors, officers and 10% shareholders).

Option Grants to Management in 2004

Option grants to management during 2004 were as follows:

Name	Securities Underlying Options/SARs Granted (#)	Percent of Total Granted to Employees In Options/SARs Fiscal Year (*)	Exercise or Base Price (S/Sh)	Expiration Date
Michael Gelmon, Chief Executive Officer and Director	2,500,000	50%	$0.14	11/1/2009
Cory Gelmon, President, Chief Financial Officer, Secretary and Director	2,500,000	50%	$0.14	11/1/2009

                    * Represents all options granted to individuals during 2004 as a percentage of all options granted to employees during 2004.

Option Exercises and Year-End Values

                    The following table sets forth-certain values with respect to stock options held by management at the end of 2004:

Name	Share Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SAR’s at FY-end (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SAR’s at FY-end (S) Exercisable/ Unexercisable
Michael Gelmon, Chief Executive Officer and Director			4,500,000 / 0(1)	45,315 / 0
Cory Gelmon, President, Chief Financial Officer, Secretary and Director			4,500,000 / 0(2)	45,315 / 0
Richard J. Doran, Jr. Director			0(3)	0 / 0

(1)	Does not include 2,000,000 options exercisable at $.18 per shares that expire April 1, 2010 granted on April 1, 2005.
(2)	Does not include 2,000,000 options exercisable at $.18 per shares that expire April 1, 2010 granted on April 1, 2005.
(3)	Does not include 1,000,000 options exercisable at $.18 per shares that expire April 1, 2010 granted on April 1, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                    The following table sets forth information, as of the date hereof, with respect to the beneficial ownership of our common stock by each person known to be the beneficial owner of more than five percent of the outstanding common stock, and by our three directors and executive officers, individually and as a group.

Name and Address	Numbers of Shares Beneficially Owned	%
Cory H. Gelmon 3019 Roxboro Glen Road S.W. Calgary, Alberta Canada T2S 1T9	22,687,730(1)	26.7%
Michael J. Gelmon 7008 Kootenay Street S.W. Calgary, Alberta, Canada T2V 2M3	22,123,833(2)	26.0%
Patrick Anderson 6502 Normandy Lane Madison, Wisconsin 53719	7,422,500(3)	9.0%
Richard J. Doran, Jr. 112 Cheshire Lane Ringwood, NJ 07456	1,150,000(4)	1.5%
Directors and Executive Officers as a group (3 persons)	45,961,563(5)	49.6%

(1)	Includes 6,500,000 immediately exercisable options, 11,100,000 shares pledged as security for a loan, and 63,897 shares owned by members of his immediate family (see Item 10. Executive Compensation and Item 12. Certain Relationships and Related Transactions – Securities Purchase Agreement).

(2)	Includes 6,500,000 immediately exercisable options and 10,600,000 shares pledged as security for a loan (see Item 10. Executive Compensation and Item 12. Certain Relationships and Related Transactions – Securities Purchase Agreement).

(3)	Includes 3,125,000 immediately exercisable options.

(4)	Includes 1,000,000 immediately exercisable options.

(5)	Includes the shares and options referred to in footnotes (1), (2) and (4).

Item 12. Certain Relationships and Related Transactions.

Chiropractic USA and Franchise Support Network Acquisitions

                    On May 7, 2001, we acquired certain intellectual property, goodwill and other nonmonetary assets from the Gelmons.

                    We purchased the Chiropractic USA development plan for our present business, the franchising of chiropractic clinics under the name Chiropractic USA from the Gelmons for 2,000,000 shares of common stock, 1,000,000 shares each. The shares were valued at the market price of $.03 per share on that date, an aggregate of $60,000. The $60,000 purchase price was allocated to goodwill.

                    We also purchased all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) from the Gelmons, its shareholders, in exchange for 34,047,666 shares. The assets of FSN were recorded on our balance sheet at $-0-, the Gelmons’ historical cost basis, in accordance with accounting rules that apply to transfers of nonmonetary assets from promoters and controlling shareholders. FSN had no assets as of the acquisition date, had not commenced operations and expenses since inception were not material. FSN is intended as a vehicle for acquiring, operating and selling franchises in various businesses. On November 1, 2002, we issued to the Gelmons 24,000,000 shares for the purchase, 12,000,000 shares each. On March 18, 2005, we issued to the Gelmons the balance of 10,047,666 shares, 5,023,333 each.

                    In addition, we entered into management agreements with the Gelmons. Prior to these acquisitions, we engaged unsuccessfully, under different management, in various Internet commerce businesses and the manufacture and sale of computer cases. The purpose of these acquisitions and the benefit to our shareholders was to enable us to enter into our present business using the Gelmons’ proprietary concepts and know-how, to acquire the brand name Chiropractic USA, to acquire a vehicle for other franchising business, and to engage the Gelmons as management. Another purpose was that the Gelmons acquired control of the Company through their management positions and the stock ownership they attained. The number of shares we paid the Gelmons in the acquisitions and the allocation thereof to the development plan and for the shares of FSN were arbitrarily determined to facilitate the acquisition and do not reflect the actual cost of the assets acquired from the Gelmons or the value of the assets to us for financial reporting purposes.

Acquisition of Corporate Clinics

                    In September 2001, the Company entered into an agreement with Advanced Health Center, Inc. (“Advanced”) to purchase three chiropractic clinics and their operating assets for $1,150,000. The purpose of this transaction and the benefit to our shareholders was to enable us to own and operate clinics where we developed and demonstrated our franchise operating system and practices and showcased the Chiropractic USA brand.

                    In June 2002, the agreement was restructured at the request of the Merrill Lynch Business Financial Services, Inc. (“MLBFS”), the lender for the acquisition. MLBFS based approval of the loan on the business experience and personal credit of the Gelmons and strength of the business and assets to be acquired. There would have been substantial complications, delays and other problems involved in approving a loan to us, a small-cap public corporation with a negative operating history. To accommodate the restructuring, the Gelmons formed a new corporation, Southern Health Care, Inc (“Southern”), wholly owned by them to act as a holding company for the business acquired from Advanced. We assigned our right to acquire the clinics to Southern in exchange for a management agreement and franchise agreements. The effects of these agreements was that Southern is treated as our consolidated subsidiary in which we have all of the financial interest and that the Gelmons have no direct pecuniary interest in Southern. In connection with the sale of the clinics to LSI, the agreements with Southern were terminated. We intend to dissolve Southern. See Item 1. Description of Business – Chiropractic USA.

                    On July 29, 2002, Southern completed the acquisition of Advanced. Southern acquired accounts receivable of $973,469 and furniture, fixtures and equipment of $176,531. In exchange, Southern paid the owner of Advanced, Dr. Dennis Gregory, $900,000 cash, and we issued Dr. Gregory $200,000 in promissory notes due April 30, 2005 with interest at 10% (of which $150,000 has been paid) and 277,778 shares of common stock valued at $50,000 ($.18 per share), the market price on the agreement date. Dr. Gregory is not affiliated with the Company other than through ownership of the shares issued in the acquisition.

                    MLBFS provided Southern with the cash used in the acquisition under a term loan and related installment note due July 31, 2005 in the original principal amount $1,000,000 with interest at 1.4% above the prime rate. On November 16, 2004, we prepaid the entire balance of $584,930 on the installment note.

                    In connection with the agreement to purchase Advanced, we issued an aggregate of 2,300,000 shares of common stock, valued at $345,000 ($.15 per share) to eight individuals for giving their personal guarantees of the term loan and installment note and as loan fees. The purpose and benefit to our shareholders of the personal guarantees was to provide MLBFS with additional recourse as an inducement to make the loan to Southern. The purpose and benefit to our shareholders from the issuance of the shares was to compensate the individuals for guaranteeing the loan as required by MLBFS. Included in the eight individuals were the Gelmons, who each received 600,000 shares as guarantors and for their agreement to indemnify the other guarantors of the loan. Richard J. Doran Jr., a director, received 150,000 shares for his guarantee of the loan.

Loans

                    Management and members of their immediate families have loaned us funds to pay our debts from time to time.

                    Lloyd Parrish was a director who resigned in July 2002. As recently as April 9, 2003 he was also the beneficial owner of more than 5% of our common stock. In 2001 and prior fiscal years, Mr. Parish loaned us more than $28,200 and we issued several promissory notes to him that are due April 30, 2005. The notes are not secured and bear simple interest at 10% per annum. As of December 31, 2004, we owed Mr. Parrish $40,608 pursuant to these notes.

                    During 2001, Eva Gelmon, the mother of the Gelmons, loaned us $37,500. We issued a promissory note to her due April 30, 2005. The note is not secured and bears simple interest at 10% per annum. As of December 31, 2004, we owed Eva Gelmon $65,390 pursuant to this note.

                    From and after 2002, 860532 Alberta Ltd., which is owned and controlled by the Gelmons, loaned us funds. On November 16, 2004, we paid $52,451 against this debt to 860532 Alberta Ltd. As of December 31, 2004, the principal and interest due was $69,050 which was repaid on February 22, 2005. On December 1, 2004, we issued a new promissory note due January 1, 2006 with interest at 7% per annum to evidence our indebtedness to 860532 Alberta Ltd. for our obligations for prior and possible additional advances up to a maximum aggregate of $100,000. Previously the interest rate on the loan from 860532 Alberta Ltd. was 10%.

Contribution of Shares

                    On August 25, 2004, Michael J. Gelmon returned 9,600,000 shares to us for cancellation. He made the contribution to reduce the number of shares issued and outstanding. The benefit to the shareholders was to make 9,600,000 shares available to us to meet our obligations to issue shares we sold to certain investors for cash and agreed to pay for services provided to us. As repayment, we issued to Mr. Gelmon 3,000,000 shares on December 3, 2004 and 6,600,000 shares on March 18, 2005.

Securities Purchase Agreement

                    Effective November 8, 2004 (the "Closing Date"), we entered into a Securities Purchase Agreement with AJW Partners, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (hereinafter collectively referred to as the "Purchasers") and ancillary agreements as hereinafter described (collectively the "Transaction Agreements"). Under the Securities Purchase Agreement, we agreed to sell the Purchasers a total of $3,000,000 in Callable Secured Convertible Notes (the "Convertible Notes") due November 8, 2006 with 10% annual interest payable quarterly, the first four months interest to be prepaid from proceeds of the Convertible Notes. The Purchasers may convert the Convertible Notes into shares at the lower of $.22 per share or 60% of the three lowest intraday trading prices during the twenty trading days prior to conversion. Based on the conversion price of $.076 on February 9, 2005 the Convertible Notes can be converted into a minimum of 39,473,685 shares. Management believes that the actual conversion price may be lower and more than the minimum number of shares that may be issued when the Convertible Notes are converted.

                    We agreed to issue to the Purchasers for no additional cash consideration Stock Purchase Warrants (the "Warrants") to purchase one share at $.40 per share for each one dollar of Convertible Notes purchased by the Purchasers. The Warrants expire November 8, 2009. The Purchasers will be entitled to exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event that a Purchaser exercises the Warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the Warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant or issued in connection with the Convertible Notes issued pursuant to the Securities Purchase Agreement. Upon the issuance of shares of common stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

                    In addition, the conversion price of the Convertible Notes and the exercise price of the Warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Convertible Notes and the exercise price of the Warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position.

                    Payment of the Convertible Notes is secured by all of our assets pursuant to a Security Agreement and an Intellectual Property Security Agreement.

                    Pursuant to a Registration Rights Agreement we agreed to file a registration statement to register on request by the Purchasers the shares underlying the Notes and Warrants.

                    Michael Gelmon and Cory Gelmon each entered into a Guaranty and Pledge Agreement to provide additional security for our performance of the Transaction Agreements. Michael Gelmon pledged to the Purchasers 15,623,666 shares he now owns of record. Cory Gelmon pledged to the Purchasers 16,123,333 shares he owns of record.

                    We will be subject to the payment of certain penalties and damages in the event we do not satisfy our obligations under the Transaction Agreements including those with respect to registration of the shares underlying the Convertible Notes and Warrants.

                    None of the Purchasers are affiliates of the company. If all of the Convertible Notes are converted and/or if certain conversion limitations are disregarded, the Purchasers are the beneficial owners of 5% or more of our outstanding shares. In the event we default under the Transaction Agreements, the Purchasers may become the record and beneficial owners of the shares pledged by the Gelmons. The Purchasers have contractually agreed to restrict their ability to convert or exercise their Warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

                    On November 16, 2004, we received $1,200,000 from the shareholders from the sale of Convertibles Notes. On February 22, 2005 we received $800,000 upon filing of a registration statement on Form SB-2. Provided that all of the conditions in the Securities Purchase Agreement have been met, the Purchasers will purchase an additional $1,000,000 in Convertible Notes within five days after the effective date of the registration statement.

                    A portion of the proceeds from the Convertible Notes was used to prepay the balance of $584,930 on a term loan and related installment note due July 31, 2005 in the original principal amount of $1,000,000 that were personally guaranteed by the Gelmons and others and a loan from 860532 Alberta Corp. that is owned by the Gelmons. See Item 12. Certain Relationships and Related Transactions – Acquisition of Corporate Clinics, and Item 12. Certain Relationships and Related Transactions – Loans. We also used the proceeds to repay principal and interest on other outstanding notes and accounts payable, fees, and business development purposes. The proceeds from the sale of additional Convertible Notes may be used for debt repayment, fees, the acquisition of Nationwide (see Item 1. Description of Business – Diagnostic USA), and business development.

Item 13. Exhibits.

No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.2	Securities Purchase Agreement dated as of November 8, 2004 by and between the Registrant and the investors named therein (3)

4.3	Form of Convertible Notes due November 2006 (3)

4.4	Form of Common Stock Purchase Warrant dated as of November 8, 2004 (3)

4.5	Registration Rights Agreement dated as of November 8, 1004 by and between the Registrant and the investors named therein (3)

4.6	Security Agreement dated as of November 8, 2004 between the Registrant and the secured parties named therein (3)

4.7	Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (3)

10.1	Offer to Purchase Intellectual Property (4)

10.2	Offer to Purchase Franchise Support Network Inc. (4)

10.3	Amending Agreement re: Management Agreement between the Registrant and Cory Gelmon made effective April 1, 2005 (2)

10.4	Amending Agreement re: Management Agreement between the Registrant and Michael Gelmon effective April 1, 2005 (2)

10.5	Advance Promissory Note from the Registrant to 860532 Alberta Ltd. (1)

10.6	Promissory Note from the Registrant to Eva Gelmon (1)

10.7	2004 Human Resources Incentive Plan (1)

10.8	Limited Liability Company Purchase Agreement with exhibits (1)

10.9	Agreement re: Sale and Purchase of Assets, between the Registrant and LSI Group, LLC. effective December 31, 2004 with exhibits (2)

10.10	Purchase Agreement among the Registrant, Nationwide Diagnostic Solutions, Inc., and Jeff and Constance Rebarcak dated March 18, 2005 with exhibits (2)

31.1	Certification of Periodic Report – Michael Gelmon (2)

31.2	Certification of Periodic Report -- Cory Gelmon (2)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 – Michael Gelmon (2)

32.2	Certifications Pursuant to 18 U.S.C. Section 1350 – Cory Gelmon (2)

___________________

(1)	Incorporated by reference to the Registrant’s Form SB-2 filed with the Securities and Exchange Commission on February 14, 2005.

(2)	Filed herewith.

(3)	Incorporated by reference to the Registrant’s Form 10-Q SB filed with the Securities and Exchange Commission on November 22, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 7, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10K-SB filed with the Securities and Exchange Commission on May 17, 2004.

Item 14. Principal Accountant Fees and Services.

                    The following table presents fees for professional services rendered by the independent registered public accountants for Banyan Corporation for 2004 and 2003:

Name of Firm	Type of Fees	Year Ended December 31, 2004	Year Ended December 31, 2003
Schwartz Levitsky Feldman llp	Audit fees	$42,193	$0
	Audit-related fees	$0	$0
	Tax fees	$0	$0
	All other fees	$0	$0
GHP Horwath, P.C.	Audit fees	$0	$83,010
	Audit-related fees	$0	$0
	Tax fees	$0	$0
	All other fees	$0	$0

                    To safeguard the continued independence of the independent auditors, the Board has adopted a policy that expands our existing policy preventing our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to the Company that have been pre-approved by the Board of Directors. Pursuant to the policy, all audit services require advance approval by the directors. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (audit related services, tax services and other services). All services that exceed the dollar thresholds must be approved in advance by the directors.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2005
BANYAN CORPORATION

By: /s/ Michael J. Gelmon
Michael J. Gelmon, Chief Executive
Officer and Director

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

April 15, 2005

By: /s/ Michael J. Gelmon
Michael Gelmon, Chief Executive Officer and
Director

April 15, 2005

By: /s/ Cory S. Gelmon
Cory Gelmon, President, Chief Financial Officer,
Secretary and Director (Principal
Accounting and Financial Officer)