Form 10QSB
period 2005-03-31
BANYAN CORP /OR/
filed 2005-05-23
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31st, 2005

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

Issuer’s Telephone Number, including Area Code: (800) 808-0899

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

Yes ☑    No ☐

80,259,410
(Number of shares of common stock outstanding as of May 15th, 2005)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$16,422
Accounts receivable	44,819
Prepaid expenses	95,405
Current portion of note receivable	41,205

Total current assets	197,851

Note receivable	783,302
Furniture, fixtures and equipment, net	9,142
Other assets, net (Note 4)	239,997

$1,230,292

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$156,935
Accrued interest	79,484
Other liabilities	171,521
Convertible note (Note 4)	38,682
Notes payable
Related parties	50,000
Others	262,980

Total current liabilities	759,602

Convertible note (Note 4)	855,108

1,614,710

Stockholders' deficit (Notes 4, 5 and 6)
Preferred stock; no par value; 100,000,000 shares authorized	-
Common stock; no par value; 500,000,000 shares
authorized; 78,359,410 shares issued and outstanding	12,537,254
Deferred com pensation costs	(487,979)
Common stock to be issued; 600,000 shares	83,000
Accumulated deficit	(12,516,693)

Total stockholders' deficit	(384,418)

$1,230,292

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	2005	2004

Revenue from franchised clinics	$151,863	$74,272

Franchise cost	53,515	18,568
Selling, general and administrative expenses	608,178	259,046

	661,693	277,614

Loss from operations	(509,830)	(203,342)

Other expense

Interest expense:
Related parties	(812)	(812)
Other	(258,234)	(11,452)

Loss from continuing operations	(768,876)	(215,606)

Discontinued operations (Note 3)
Loss from operations of discontinued subsidiary	-	(79,923)

Net loss	$(768,876)	$(295,529)

Loss from continuing operations per common share:

Basic and diluted	$(0.01)	$(0.00)

Net loss per common share:

Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common
shares - outstanding - basic and diluted	62,481,962	53,318,827

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)
(Expressed in US Dollars)

						Common
						stock		Stock-
	Preferred stock		Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2005	187,190	$334,906	58,661,744	$9,962,336	$(20,542)	$73,912	$(11,747,817)	$(1,397,205)

Issuance of common stock for
services (Note 5)			2,300,000	506,000	$(506,000)			-

Stock compensation plans (Note 5)				52,100				52,100

Common stock issued for cash
(Note 5)			50,000	5,000				5,000

Stock issued for cash and services
of $60,000 and services of $23,000
(Note 5)			600,000	83,000				83,000

Issuance of common stock for
acquisition of assets of Franchise
Support Network, Inc. (Note 5)			10,047,666					-

Stock reissued (Note 5)			6,600,000	990,000				990,000

Stock subscribed issued during
the period			700,000	73,912		(73,912)		-

Stock to be issued			(600,000)	(83,000)		83,000		-

Transferred of preferred stock	(187,190)	(334,906)		334,906				-

Amortization of deferred compensation					38,563			38,563

Beneficial conversion (Note 4)				613,000				613,000

Net loss							(768,876)	(768,876)

Balances at March 31, 2005	-	$-	78,359,410	$12,537,254	$(487,979)	$83,000	$(12,516,693)	$(384,418)

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	2005	2004

Net cash used in operating activities of continuing operations	$(729,164)	$(110,555)

Cash flows from investing activities:
Purchase of furniture, fixtures and equipement	(9,142)	-

Cash flows from financing activities
Net proceeds from notes payable, related parties	(69,050)	-
Proceeds from convertible note	757,833	-
Payments on long term debt and notes payable	-	(1,904)
Proceeds from issuance of common stock and exercise
of options and warrents	65,000	244,316

Net cash provided by financing activities of continuing operations	753,783	242,412

Cash (used in) provided by discontinued operations	-	(129,923)

Net decrease in cash	15,477	1,934

Cash and cash equivalents, beginning of year	945	10,209

Cash and cash equivalents, March 31,	$16,422	$12,143

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

1.	Basis of presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-KSB Annual Report and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results any other interim period or for the fiscal year taken as whole.

2.	Organization, principles of consolidation, going concern, results of operations and management’s plans: Organization and principles of consolidation:

Banyan Corporation (the “Company”), an Oregon corporation, was incorporated on June 13, 1978. The Company primarily franchises Chiropractic USA chiropractic clinics in the health care industry. All clinics are operated by independent entrepreneurs under the terms of franchise arrangements (franchisees).

The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries, Diagnostic USA, Inc. (a Colorado corporation), Banyan Financial Services, Inc. (a Colorado corporation), Franchise Support Network Inc. (a Canadian corporation) and its majority-owned subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Health Care, Inc. (a Colorado corporation) in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Banyan Financial Services Inc. and Franchise Support Network Inc. have not commenced operations.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created stockholders’ deficit and working capital deficiencies of $384,418 and $561,751, respectively, as of March 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises, increasing collections of receivables from franchisees and acquisition of a diagnostic imaging business, which management believes to have a positive cash flow and in addition selling the company-owned clinics that had a negative cash flow.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

3.	Summary of significant accounting policies: Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the three months ended March 31, 2005 and 2004, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

4.	Convertible note:

Face value of note	$2,000,000
Less: unamortized discount	(1,144,892)

$855,108

During the period ended March 31, 2005, the Company received the second advance in the amount of $800,000, and 800,000 warrants were issued. Financing fees related to the second advance amounted to $101,500. The fees were capitalized and are being amortized over the two-year term of the note. The note is due in February 2007.

As a result of the advance of the amount $800,000 on account of the convertible note, a beneficial conversion in the amount of $533,000 has been deducted from the face value of the note and is amortized over the two-year term of the note as interest expense.

Two other convertible notes were issued during the period ended March 31, 2005 for a total of $110,000. The convertible notes can be converted at either the option of the Company or the holders are for a six-month period and bear no interest. A beneficial conversion in the amount of $80,000 has been deducted from the face value of the note and is amortized over the six-month term of the note as interest expense. The face value of these notes, net of the unamortized discount in the amount $38,682 is included in current liabilities.

5.	Stockholders’ deficit: Preferred stock:

The Company has 100,000,000 shares of no par value preferred stock authorized.

Common stock:

The Company has 500,000,000 shares of no par value common stock authorized. At March 31, 2005, there were 78,359,410 shares issued and outstanding. In addition, the Company has outstanding options of 23,385,000; outstanding warrants of 2,000,000, a commitment to issue 1,000,000 additional warrants and 600,000 shares to be issued for subscriptions received before March 31, 2005.

Stock transactions:

During the period ended March 31, 2005, the Company sold an aggregate of 600,000 shares at less than the market value on the date of sale, for cash of $60,000 to franchisees and area developers. The Company has not yet issued the shares to these investors and they are not included in the number of shares issued and outstanding. As the cash consideration for the stock sales was less than the market value on the sale dates, the Company recorded an expense of $23,000 for the effect of these discounts.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

5.	Stockholders’ deficit (continued): Stock transactions (continued):

In March 2005, the Company issued 50,000 shares to an investor at $0.10 per share for total cash consideration of $5,000.

In March 2005, the Company issued 2,300,000 shares, valued at $0.22 per share, which was equal to the market price on the date of issues, to three management and marketing consultants.

In March 2005, the Company reissued 6,600,000 shares to its chief executive officer. The shares were valued at $990,000 and recorded against the accounts payable.

In March 2005, the Company issued 10,047,666 shares to its chief executive officer and its president and chief financial officer in connection with the acquisition of Franchise Support Network, Inc. in May 2001.

Stock Options:

During the period ended March 31, 2005, the Company granted options to purchase 2,760,000 shares of the Company’s common stock at an average price of $0.15 per share to franchisees and area developers. The Company valued these options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of approximately $52,100.

During the period ended March 31, 2005, 810,000 options expired and another 685,000 were cancelled following the disposal of the clinics owned by Southern Health Care, Inc.

6.	Related party transactions:

As of March 31, 2005, $20,356 included in prepaid expenses is payments made in advance to its chief executive officer and to its chief financial officer of the Company regarding as compensation expenses.

In March 2005, The Company reissued 6,600,000 shares to its chief executive officer.

During the period ended March 31, 2005, the Company paid in full the note payable to an entity controlled by its chief executive officer and its president and chief financial officer.

The Company retains the law partnership of its chief executive officer and its president and chief executive officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000. During the period ended March 31, 2005, the Company paid approximately $76,000 to Britannia for these services, of which $45,000 has been expensed and $31,000 is recorded as prepaid expenses.

7.	Subsequent event:

On April 1, 2005, the Company granted 5,000,000 options exercisable for five years from the date of grant at $.18, the price of the stock on the date of grant to its directors. On April 4, 2005, The Company also issued 50,000 options exercisable for three years from the date of grant at $.20, the price of the stock on the date of grant (April 7, 2005) to a franchisee and 4,000,000 options exercisable for three years at a price of $.15 for market consulting services.

On May 3, 2005, the Company has issued 1,900,000 shares upon the conversion of $245,100 in convertible notes.

The Company is re-negotiating the terms of agreement with Nationwide Diagnostic Solutions, Inc. The terms will be substantially different from what was disclosed in the financial statements ended December 31, 2004. The Company intends to close the deal by the end of May 2005.

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

          We entered into an agreement that provided $3,000,000 from the sale of convertible notes to an investment group. We received $1,200,000 in the fourth quarter of 2004, $800,000 in the first quarter of 2005 and $1,000,000 in the second quarter of 2005 from the sale of convertible notes. Most of the latter amount will be used towards the purchase of the diagnostic imaging business. We believe without assurance that the investment group will convert the notes to stock. In the event the investment group does not convert the notes to stock and our stock does not trade at or above $0.22 during any given month (in which case no interest is due for that month), we intend to have sufficient cash flow to pay the principal and interest on the notes when due in the fourth quarter of 2006. During the second quarter of 2005, the investment group converted $245,100 in notes to stock.

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

          To increase fees and royalty income from existing and new franchises,

          To discontinue and dispose of the former Company-owned chiropractic clinics, and

          To acquire a diagnostic imaging business that we believe will generate positive cash flow.

          During the first quarter of 2005, we were able to increase the number of franchises primarily by breaking into the Phoenix, Arizona market. This is significant, as it will give us our first concentrated market in the country in which a large number of clinics will be operated and marketed under the Chiropractic USA brand. This will serve as an example and a catalyst for practitioners in other markets that are considering becoming Chiropractic USA franchisees.

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

          We intend to acquire all the equity securities of a diagnostic imaging business from its shareholders. We are advised that the business has been profitable and have entered an agreement for the acquisition to be completed on or before May 31, 2005. The assets of the business to be acquired are primarily customer accounts. We are committed to a payment of $700,000 at closing provided the due diligence being conducted on the company is favourable. The source of funds for the down payment will be substantially all the proceeds remaining from the sale of convertible notes.

          To date our operations have not been self-sustaining.

Financial condition at March 31, 2005 and 2004

          March 31, 2005. Stockholders’ deficit was $384,418 and we had a working capital deficiency of $561,751. Principal internal sources of liquidity in 2005 included the sale of $910,000 in convertible notes, $65,000 from selling shares to investors and $151,863 in revenue from franchising operations.

          March 31, 2004. Stockholders deficit was $1,153,683 and working capital deficiency was $958,443. Principal sources of liquidity in 2004 included $404,419 in revenue from patient services, $244,316 from selling shares to investors and $74,272 in revenue from franchised operations. As a result of the disposition of the Company-owned clinics we no longer have revenue from patient services.

Results of operation for first quarter of 2005 and 2004

          First quarter revenue from franchised operations increased to $151,863 in 2005 from $74,272 in 2004. This was caused by the large increase in the number of Chiropractic USA franchises as we rollout our franchise program and rapidly build up our brand. We expect this trend to continue.

          Selling, general and administrative expenses increased from $259,046 in the first quarter of 2004 to $608,178 in 2005. The quarterly increase was due to non-recurring consulting fees in 2005 and increases in management compensation, legal fees and travel expenses from 2004 to 2005. In the first quarter of 2005, $113,663 of selling, general and administrative expenses consisted of non-cash compensation expenses: $52,100 recorded in connection with stock options granted to franchisees; $23,000 recorded as a result of the sale of shares to franchisees and area representatives at less than fair market value; and, $38,563 representing the value of shares issued for services.

          As a result of the increase in selling, general and administrative expenses, quarterly net loss from continuing operations increased from $215,606 in 2004 to $768,876, in 2005.

          We had losses from the discontinued operations of the Company-owned clinics of $79,923 in 2004. Giving effect to the discontinued operations, overall net loss for the quarter increased from $295,529 in 2004 to $768,876 in 2005.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter

               Common Stock. During the first quarter of 2005, we issued an aggregate of 2,300,000 shares to three management and marketing consultants for services rendered valued at $.22 per share, we sold to two investors $110,000 in six-month non-interest bearing convertible promissory notes that may be converted into 1,100,000 shares at $.10 per share, we sold 50,000 shares to an investor for $5,000 ($.10 per share) and we sold additional convertible notes and warrants to certain purchasers in the transactions described in Item 5. Other Information. In addition, we received from two franchisees $60,000 as a subscription for 600,000 shares at $.10 per share. Although we intend to issue the 600,000 shares to the franchisees, we have not yet issued these shares and they are not included in the number of shares issued and outstanding.

               The sales of securities discussed above do not include shares issued to Michael J. Gelmon, our Chief Executive Officer and Cory H. Gelmon, our President and Chief Financial Officer in connection with certain transactions as follows:

Contribution of Shares. On August 25, 2004, Michael J. Gelmon returned 9,600,000 shares to us for cancellation. He made the contribution to reduce the number of shares issued and outstanding. The benefit to the shareholders was to make 9,600,000 shares available to us to meet our obligations to issue shares we sold to certain investors for cash and agreed to pay for services provided to us. As repayment, we issued to Mr. Gelmon 3,000,000 shares on December 3, 2004 and 6,600,000 shares on March 18, 2005.

Franchise Support Network Acquisition. On May 7, 2001, we acquired certain intellectual property, goodwill and other nonmonetary assets from the Gelmons. We purchased all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) from the Gelmons, its shareholders, in exchange for 34,047,666 shares. FSN is intended as a vehicle for acquiring, operating and selling franchises in various businesses. On November 1, 2002, we issued to the Gelmons 24,000,000 shares for the purchase, 12,000,000 shares each. On March 18, 2005, we issued to the Gelmons the balance of 10,047,666 shares, 5,023,333 each.

               Options. During the first quarter we granted 2,760,000 options exercisable for three years from the date of grant at prices ranging from $.14 to $.16, which were greater than or equal to the price of our stock in the over-the-counter market on the date of grant to franchisees under our 2004 Human Resources Incentive Plan.

After the first quarter

               Since the end of the first quarter we granted 5,000,000 options exercisable for five years from the date of grant at $.18, the price of our stock in the over-the-counter market on the date of grant to our directors as follows: Michael Gelmon, 2,000,000; Cory Gelmon, 2,000,000; and, Richard J. Doran, Jr., 1,000,000. We also issued 50,000 options exercisable for three years from the date of grant at $.20, the price of our stock in the over-the-counter market on the date of grant, to a franchisee, and 4,000,000 options to Jeff Rebarcak exercisable for three years at a price of $.15, for market consulting services.

               Effective May 3, 2005, the purchasers of the convertible notes and warrants issued in the transactions described in Item 5. Other Information converted $245,100 in convertible notes at $.129 per share into 1,900,000 shares.

Basis of exemption from registration

               We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares to investors and franchisees, the sale of convertible notes and the issues for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Dividend restrictions

               We have not paid cash dividends on our common stock and dividends are not anticipated for the foreseeable future. We are restricted from paying dividends under the terms of the convertible notes described in Item 5. Other Information.

Item 3. Defaults Upon Senior Securities

               Six unsecured promissory notes in the aggregate principal amount of $210,700 together with accrued interest became due and payable on April 30, 2005. The notes bear interest at rates between 8% and 12%, except for one note for $45,000, which has a default interest rate of 21%. We are incurring late penalties of $20 per day. As of March 31, 2005, the total arrearage with respect to these notes was approximately $319,636. We are negotiating payment with the legal representative of four of the note holders, who have threatened to commence legal proceedings unless the notes are paid.

Item 5. Other Information.

Securities Purchase Agreement

               Effective November 8, 2004 (the "Closing Date"), we entered into a Securities Purchase Agreement with AJW Partners, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (hereinafter collectively referred to as the "Buyers") and ancillary agreements as hereinafter described (collectively the "Transaction Agreements"). Under the Securities Purchase Agreement, we agreed to sell the Buyers a total of $3,000,000 in Callable Secured Convertible Notes (the "Notes") due November 8, 2006 with 10% annual interest payable quarterly, the first four months interest to be prepaid from proceeds of the Notes. We agreed to issue to the Buyers for no additional cash consideration Stock Purchase Warrants (the "Warrants") to purchase one share at $.40 per share for each one dollar of Notes purchased by the Buyers. The Warrants expire November 8, 2009. Pursuant to a Registration Rights Agreement we agreed to file a registration statement to register on request by the Buyers the shares underlying the Notes and Warrants. For additional details relating to the Transaction Agreement, Notes, Warrants, please refer to our Form 10-KSB for 2004 and the exhibits thereto.

               We received all $3,000,000 from the sale of the Notes: $1,200,000 on November 16, 2004; $800,000 on February 26, 2005; and, $1,000,000 on May 12, 2005. Effective May 3, 2005, the Buyers converted $245,100 in notes at $.129 per share into 1,900,000 shares.

               A portion of the proceeds from the Convertible Notes was used to prepay the balance of $584,930 on a term loan and related installment note due July 31, 2005 in the original principal amount of $1,000,000 that were personally guaranteed by the Gelmons and others and $69,000 was used to repay a loan from 860532 Alberta Corp. that is owned by the Gelmons, to repay principal and interest, on other outstanding notes and accounts payable, fees, and business development purposes. The proceeds from last $1,000,000 from the sale of additional Convertible Notes may be used for debt repayment, fees, the acquisition of Nationwide (see Form 10-KSB for 2004, Item 1. Description of Business – Diagnostic USA), and business development.

Item 6. Exhibits.

Exhibit
No.	Description

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN CORPORATION

May 18th, 2005	By:	/s/ Michael Gelmon
Chief Executive Officer
(Principal executive officer)

May 18th, 2005	By:	/s/ Cory Gelmon
President and Chief Financial Officer
(Principal financial officer)