Form 10QSB
period 2005-06-30
BANYAN CORP /OR/
filed 2005-08-19
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-26065

BANYAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Oregon	84-1346327
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1925 Century Park East, Suite 500, Los Angeles	90067
(Address of Principal Executive Offices)	(Zip Code)

(800) 808-0899
Issuer’s Telephone Number, including Area Code

N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

95,681,898
(Number of shares of common stock outstanding as of August 12, 2005)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

BANYAN CORPORATION
INTERIM CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)
(Expressed in US Dollars)

Current assets:
Cash and cash equivalents	$31,373
Accounts receivable	112,306
Prepaid expenses	159,387
Current portion of note receivable	57,618

360,684

Note receivable	766,889
Intangible Asset - customer list (Note 4)	700,000
Other assets, net (Note 6 )	286,254

$2,113,827

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$316,606
Accrued interest	41,098
Other liabilities	175,296
Debt settlement (Note 5)	605,000
Convertible notes (Note 6)	78,681
Notes payable
Related parties	66,032
Others	148,840

1,431,553

Convertible notes (Note 6)	1,134,738

2,566,291

STOCKHOLDERS' DEFICIT (NOTES 6, 7, 8 and 9)
P referred stock; no par value; 100,000,0 00 shares authorized	-
Common stock; no par value; 500,00 0,000 shares
authorized; 87,777,1 31 shares issued and outstanding	13,998,286
Deferred compensation costs	(361,479)
Common stock to be issued; 100,00 0 shares	10,000
Accumulated deficit	(14,099,271)

Total stockholders' deficit	(452,464)

$2,113,827

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue from franchised clinics	$290,230	$109,482	$442 ,093	$183,754

Franchise cost	87,611	33,700	141,126	52,268
Selling, general and administrative
expenses	950,146	256,419	1,558,324	515,465
	1,037,757	290,119	1,6 99,450	567,733
Loss from operations	(747,527)	(180,637)	(1,257,357)	(383,979)

Other expense

Loss on settlement of debt	(250,000)	-	(250,000)	-
Interest expense:
Related parties	(1,145)	(812)	(1,957)	(1,624)
Other	(583,906)	(15,029)	(842,140)	(26,481)

Loss from continuing operations	(1,582,578)	(196,478)	(2,351,454)	(412,084)

Discontinued operations
Loss from operations of
discontinued subsidiary	-	(5 7,20 9)	-	(137,132)

Net loss	$(1,582,578)	$(253,687)	$(2,351,454)	$(549,216)

Loss from continuing operations
per common share:
Basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of
common shares- outstanding -
basic and diluted	81,840,023	55 ,898,490	72,214 ,468	54 ,607,374

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)
(Expressed in US Dollars)

						Common
						stock		Stock-
	Preferred stock		Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2005	187,190	$334,906	58,661,744	$9,962,336	$(20,542)	$73,912	$(11,747,817)	$(1,397,205)

Issuance of common stock for
services (Note 7)			2,300,000	506,000	$(506,000)			-

Issuance of common stock for
services (Note 7)			1,277,721	139,717				139,717

Stock compensation plans (Note 7)				104,600				104,600

Common stock issued for cash
(Note 7)			150,000	15,000				15,000

Stock issued for cash and services
of $94,000 and services of $33,500
(Note 7)			940,000	127,500				127,500

Conversion of convertible notes
(net of finance fees $53,385)
(Note 6)			6,900,000	432,315				432,315

Issuance of common stock for
acquisition of assets of Franchise
Support Network, Inc. (Note 7)			10,047,666					-

Stock reissued (Note 7)			6,600,000	990,000				990,000

Stock subscribed issued during
the period			700,000	73,912		(73,912)		-

Exercise of options for services
(Note 7)			300,000	42,000				42,000

Stock to be issued			(100,000)	(10,000)		10,000		-

Transferred of preferred stock	(187,190)	(334,906)		334,906				-

Amortization of deferred
compensation					165,063			165,063

Beneficial conversion (Note 6)				1,280,000				1,280,000

Net loss							(2,351,454)	(2,351,454)

Balances at June 30, 2005	-	$-	87,777,131	$13,998,286	$(361,479)	$10,000	$(14,099,271)	$(452,464)

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	2005	2004

Net cash used in operating activities of continuing operations	$(970,100)	$(305,328)

Cash flows from investing activities:
Investment	(700,000)	-

Cash flows from financing activities
Net proceeds from notes payable, related parties	(53,018)	-
Net proceeds from notes payable, other	60,000	-
Proceeds from convertible notes	1,584,546	-
Payments on long term debt and notes payable	-	(5,904)
Proceeds from issuance of common stock and exercise
of options and warrents	109,000	539,439

Net cash provided by financing activities of continuing operations	1,700,528	533,535

Cash used in discontinued operations	-	(237,132)

Net increase (decrease) in cash	30,428	(8,925)

Cash and cash equivalents, beginning of year	945	10,209

Cash and cash equivalents, June 30,	$31,373	$1,284

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
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

Organization and principles of consolidation:

Banyan Corporation (the “Company”), an Oregon corporation, was incorporated on June 13, 1978. The Company primarily franchises Chiropractic USA chiropractic clinics in the health care industry. All clinics are operated by independent entrepreneurs under the terms of franchise arrangements (franchisees). The Company also manages and market a diagnostic business owned by a partnership in which the Company holds a 1% interest.

The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries, Diagnostic USA, Inc. (a Colorado corporation), Banyan Financial Services, Inc. (a Colorado corporation), Franchise Support Network Inc. (a Canadian corporation) and its majority-owned subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Health Care, Inc. (a Colorado corporation) and Southern Diagnostics, Inc. (a Colorado corporation) in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc. and Southern Diagnostics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. As of the end of the second quarter, Banyan Financial Services Inc., Franchise Support Network Inc., Diagnostic USA, Inc. and Southern Diagnostics, Inc. have not commenced operations. Southern Health Care sold its chiropractic clinics effective at the end of 2004 and ceased operations.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created stockholders’ deficit and working capital deficiencies of $452,464 and $1,070,869, respectively, as of June 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises, increasing collections of receivables from franchisees and entering the diagnostic imaging business.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

BANYAN CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

3.	Summary of significant accounting policies:

Revenue recognition:

Fees from franchised clinics include initial franchise fees and continuing royalty fees and marketing fees. Initial fees are recognized upon opening of a clinic, which is when the Company has performed substantially all initial services required by the franchise arrangement. Continuing fees are recognized in the period earned. Revenue from diagnostic services will be recognized on collection basis as the Company is entitled to 30% of gross cash collections related to diagnostic referrals made to the partnership.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the six months ended June 30, 2005 and 2004, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

4.	Intangible Asset – customer list

In March 2005, the Company entered into an agreement with Nationwide Diagnostic Solutions, Inc. (“Nationwide”) to acquire all their shares. On May 27, 2005, the Company’s wholly-owned subsidiary, Diagnostic USA, Inc. assigned its right to acquire Nationwide to Southern Diagnostics, Inc. (“Southern’) a newly formed Colorado holding company with no other assets, in exchange for a management agreement. Southern is wholly owned by the Company’s chief executive and chief financial officer. In May 2005 Southern completed the acquisition of Nationwide for $700,000 paid in cash. The $700,000 represents the value of the customer list, which will be amortized over a ten-year period. As of June 30, 2005, there was no other asset owned or revenue generated by this acquisition.

5.	Debt settlement:

On July 13, 2005, the Company settled a dispute over certain debt instruments. Because the settlement was a confirmation of an event that existed as of June 30, 2005, the effects of the settlement have been reflected in the Company’s second quarter.

Under the terms of the settlement, the Company issued 2,454,767 shares in satisfaction of $295,000 of the debt settlement amount and agreed to pay $310,000 with interest of 16% to the note holders and the former attorney of one of the note holders in monthly installments beginning September 15, 2005 until paid. This transaction was formally recognized on July 13, 2005.

6.	Convertible notes:

Face value of notes	$2,514,300
Less: unamortized discount	(1,379,562)
$1,134,738

BANYAN CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

6.	Convertible note (continued):

During the period ended June 30, 2005, the Company received the second and third advance in the amount of $800,000 and $1,000,000 respectively, and 1,800,000 warrants were issued. Financing fees related to the second and third advance amounted to $241,454. The fees were capitalized and are being amortized over the two-year term of the note. The notes are due in February 2007 for the second advance and in May 2007 for the third advance.

As a result of the advances of $800,000 and $1,000,000, a beneficial conversion in the amount of $1,200,000 has been deducted from the face value of the note and is amortized over the two-year term of the note as interest expense.

During the period, $485,700 of the face value of the note was converted into 6,900,000 common shares.

Two other convertible notes were issued during the period ended June 30, 2005 for a total of $110,000. The convertible notes can be converted at either the option of the Company or the holders are for a six-month period and bear no interest. A beneficial conversion in the amount of $80,000 has been deducted from the face value of the note and is amortized over the six-month term of the note as interest expense. The face value of these notes, net of the unamortized discount in the amount $78,681 is included in current liabilities.

7.	Stockholders’ deficit:

Preferred stock:
The Company has 100,000,000 shares of no par value preferred stock authorized.

Common stock:

The Company has 500,000,000 shares of no par value common stock authorized. At June 30, 2005, there were 87,777,131 shares issued and outstanding. In addition, the Company has outstanding options of 32,035,000; outstanding warrants of 3,000,000 and 100,000 shares to be issued for subscriptions received before June 30, 2005.

Stock transactions:

During the period ended June 30, 2005, the Company sold an aggregate of 940,000 shares at less than the market value on the date of sale, for cash of $94,000 to franchisees and area developers. As the cash consideration for the stock sales was less than the market value on the sale dates, the Company recorded an expense of $33,500 for the effect of these discounts.

During the period ended June 30, 2005, the Company issued 150,000 shares to investors at $0.10 per share for total cash consideration of $15,000.

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

In June 2005, the Company issued 1,277,721 shares for services, valued at $139,717, which was equal to the market price on the date of issue.

In June 2005, 300,000 options were exercised for services.

BANYAN CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

7.	Stockholders’ deficit (continued):

Stock Options:

During the period ended June 30, 2005, the Company granted options to purchase 7,710,000 shares of the Company’s common stock at an average price of $0.12 per share to franchisees and area developers. The Company valued these options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of approximately $104,600.

During the period ended June 30, 2005, 1,810,000 options expired, 685,000 options were cancelled following the disposition of the clinics owned by Southern Health Care, Inc., and 300,000 options were exercised.

See also Note 8 for stock options granted to related parties for which no expense has been recorded, the pro-forma impact for these options is $250,000 on net income.

8.	Related party transactions:

As of June 30, 2005, $120,000 included in prepaid expenses is payments made in advance to the Company’s chief executive officer and to the president and chief financial officer as compensation expenses.

In March 2005, the Company reissued 6,600,000 shares to its chief executive officer.

In April 2005, the Company granted options to purchase an aggregate of 5,000,000 shares of the Company’s common stock at $0.18 per share, which was equal to the market price on the agreement date to its chief executive officer, its president and chief financial officer and a director of the Company. The options are exercisable through April 2010 and vest immediately.

The Company retains the law partnership of its chief executive officer and its president and chief executive officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000. During the period ended June 30, 2005, the Company paid approximately $90,000 to Britannia for these services.

9.	Subsequent event:

On July 12, 2005, the Company issued 4,100,000 shares upon the conversion of $130,790 in convertible notes.

On July 13, 2005, the Company issued 1,000,000 shares for software development services under software consulting agreement for which an $85,000 account payable was recorded at June 30, 2005 and 350,000 shares for legal consulting services.

In July 2005, the Company issued 2,454,767 shares with the settlement of threatened legal proceedings to pay $295,000 owed (see Note 5).

On August 5, 2005, the Company issued 2,300,000 shares upon the conversion of $67,016 in convertible notes.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation for 2005

     Liquidity and Capital Resources. We expect to be in a positive cash flow position by the end of the 2005 as a result of the rapid rise in our franchise revenue, coupled with our entry into the diagnostic imaging business that we believe will generate positive cash flow, and the disposition of the Company-owned clinics that had a negative cash flow. We expect that the additional revenue and cash flow will generate sufficient liquidity to defray our ongoing expenses and additional expenses resulting from expansion.

     We were provided $3,000,000 from the sale of convertible notes to an investment group, including $1,000,000 in the second quarter of 2005. Most of the latter amount was used towards the purchase of the customer base of a diagnostic imaging business. We believe without assurance that the investment group will convert the notes to stock. In the event the investment group does not convert the notes to stock and our stock does not trade at or above $0.22 during any given month (in which case no interest is due for that month), we intend to have sufficient cash flow to pay the principal and interest on the notes when they begin to come due in the fourth quarter of 2006. To date, the investment group has converted $683,506 in notes to stock.

     We do not expect to need additional financing to continue in operation after the proceeds from the sale of convertible notes are expended. If revenue does not materialize as expected or as we continue to expand, however, it may be necessary to take steps to increase our liquidity and capital resources, mainly by selling shares. The exercise of outstanding stock options (22,120,000 at a weighted average exercise price of $.13 per share at the end of 2004) is one possible source of such financing. We have retained an investment banking firm to explore possible additional financing.

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

Our plan of operation for the remainder of fiscal 2005 is as follows:

To increase the number of franchises by direct marketing of franchises and recruiting area developers;

To increase fees and royalty income from existing and new franchises; and

To expand into the diagnostic imaging business that we believe will generate positive cash flow.

     During the first half of 2005, we were able to increase the number of franchises primarily by breaking into the Phoenix, Arizona market. This is significant, as it will give us our first concentrated market in the country in which a large number of clinics will be operated and marketed under the Chiropractic USA brand. This will serve as an example and a catalyst for practitioners in other markets that are considering becoming Chiropractic USA franchisees.

      Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics by selling their assets and discontinuing their operations that had a loss of $414,833 in 2004. The assets disposed of, mainly accounts receivable, were valued at approximately $926,000. As a result of the disposition, there was a significant decrease in the number of employees. A consultant, six chiropractors and ten support staff from these clinics are no longer on our payroll. We gained $242,187 on the sale. The disposition of the clinics eliminates an operation that was being supported by franchise operations. Under deferred payment terms of a ten-year note issued by the purchaser, we expect to receive $24,481 in 2005, increasing to more than $100,000 in principal and interest for 2006 and the remaining term of the note. These clinics also signed franchise agreements that are expected to generate significant royalties beginning in the last quarter of 2005. See Description of Business -- Chiropractic USA.

During the first half of 2005, we acquired the customer base of a diagnostic imaging business from the owners for $700,000. We are advised that the business has been profitable.

To date our operations have not been self-sustaining.

Financial condition at June 30, 2005 and 2004

     June 30, 2005. Stockholders’ deficit was $452,464 and we had a working capital deficiency of $1,070,869. Principal internal sources of liquidity in 2005 included the sale of $1,910,000 in convertible notes, $109,000 from selling shares to investors and $442,093 in revenue from franchising operations.

     June 30, 2004. Stockholders deficit was $995,580 and working capital deficiency was $816,992. Principal sources of liquidity in 2004 included $818,383 in revenue from patient services, $626,106 from selling shares to investors and $183,754 in revenue from franchised operations. As a result of the disposition of the Company-owned clinics we no longer have revenue from patient services.

Results of operation for second quarter of 2005 and 2004

     Second quarter revenue from franchised operations increased to $290,230 in 2005 from $109,482 in 2004. This was caused by the large increase in the number of Chiropractic USA franchises as we rollout our franchise program and rapidly build up our brand. We expect this trend to continue.

     Selling, general and administrative expenses increased from $290,230 in the second quarter of 2004 to $950,146 in 2005. The quarterly increase was due to non-recurring consulting fees in 2005 and increases in management compensation, legal fees and travel expenses from 2004 through 2005. In the second quarter of 2005, $414,717 of selling, general and administrative expenses consisted of non-cash compensation expenses: $266,217 representing the value of shares issued for services; $85,000 payable by issuing 1,000,000 shares to a software development consultant after the end of the quarter $52,500 recorded in connection with stock options granted to franchisees; and, $10,500 recorded as a result of the sale of shares to franchisees and area representatives at less than fair market value.

     During the second quarter we incurred a one-time loss of $250,000 on settlement of debt in connection with threatened litigation arising from promissory notes that were in default and other claims. In the settlement, we also agreed to satisfy all other claims by paying $310,000 with 16% interest to the note holders and the former attorney of one of the note holders in $15,000 monthly instalments beginning September 15, 2005 until paid.

     As a result of the increase in selling, general and administrative expenses, and the cost of settling the threatened litigation quarterly net loss from continuing operations increased from $196,478 in 2004 to $1,582,578, in 2005.

     We had losses from the discontinued operations of the Company-owned clinics of $57,209 in 2004. Giving effect to the discontinued operations, overall net loss for the quarter increased from $253,687 in 2004 to $1,582,578 in 2005.

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

During the second quarter

     Common Stock. During the second quarter of 2005, we issued an aggregate of 1,277,721 shares to seven consultants for services rendered valued at $139,717, an average of $.11 per share, we sold 340,000 shares for $36,000, an average of $.11 per share to three franchisees and area developers, we sold to one investor 100,000 shares at $.10 per share, and we sold additional convertible notes and warrants to certain purchasers in the transactions described in Item 5. Other Information. In addition, we issued 300,000 shares upon the exercise of options under our 2004 Human Resources Incentive Plan for services rendered valued at the $.14 per share exercise price.

     Options. During the second quarter we granted 5,000,000 options exercisable for five years from the date of grant at $.18, the price of our stock in the over-the-counter market on the date of grant to our directors as follows: Michael Gelmon, 2,000,000; Cory Gelmon, 2,000,000; and, Richard J. Doran, Jr., 1,000,000. We also granted 4,000,000 options to Jeff Rebarcak exercisable for three years at a price of $.15, for market consulting services and 950,000 options exercisable for three years from the date of grant at an average price of $.12 per share to four franchisees under our 2004 Human Resources Incentive Plan.

After the second quarter

     On July 13, 2005, the Company issued 1,000,000 shares for software development services under software consulting agreement for which an $85,000 account payable was recorded at June 30, 2005 and 350,000 shares for legal consulting services.

In July 2005, the Company issued 2,454,767 shares to partially settle threatened legal proceedings as set forth in Item 3. Defaults Upon Senior Securities.

Basis of exemption from registration

     We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares to franchisees, area developers and investors, the sale of convertible notes and the issues for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Dividend restrictions

     We have not paid cash dividends on our common stock and dividends are not anticipated for the foreseeable future. We are restricted from paying dividends under the terms of the convertible notes described in Item 5. Other Information.

Item 3.	Defaults Upon Senior Securities

     Six unsecured promissory notes in the aggregate principal amount of $210,700 together with accrued interest became due and payable on April 30, 2005. The notes bear interest at rates between 8% and 12%, except for one note for $45,000, which has a default interest rate of 21%. We are incurring late penalties of $20 per day. As of March 31, 2005, the total arrearage with respect to these notes was approximately $319,636. Four of the note holders threatened to commence legal proceedings. In July 2005 we entered into a settlement agreement and mutual release of claims with four note holders. In the settlement, we issued 2,454,767 shares to the designee of one of the note holders and their attorneys to satisfy $295,000 of the claims. To satisfy all other claims, we agreed to pay $310,000 with 16% interest to the note holders and the former attorney of one of the note holders in $15,000 monthly instalments beginning September 15, 2005 until paid.

Item 5.	Other Information.

Diagnostic Imaging

     We now offer ultra sound imaging and Nerve Conduction Velocity Testing (“NCVT”) through our franchisees and others to their patients. NCVT measures the transmission of nerve impulses through the body, identifies problems in the nervous system, and helps to substantiate the benefit and cost of treatment to patients and their insurers. We believe these are logical services to offer in chiropractic clinics and through other health care professionals.

     To enter the diagnostic imaging business, on May 25 2005, we purchased all the stock of Nationwide Diagnostic Solutions, Inc., an Arizona corporation based in Tempe, Arizona (“Nationwide”), from Dr. Jeff and Constance Rebarcak (the “Rebarcaks”), the founders, sole shareholders and operators of Nationwide for $700,000. Prior to the closing the accounts receivable of Nationwide were assigned to the Rebarcaks. We transferred the remaining asset of Nationwide, the patronage of its customer base, to our new subsidiary Southern Diagnostics, Inc., a Colorado corporation (“Southern”). Southern contributed the customer accounts to Premier SD LLC, an Alaska limited liability company based in Boca Roton, Florida (“Premier”) for 30% of all fees collected by Premier subject to certain adjustments under an operating agreement between Southern and Premier Health Services LLC, a Delaware limited liability company, that manages Premier's diagnostic imaging business.

These agreements supersede the purchase agreement with Nationwide and the Rebarcaks reported in our Form 10-K on or about April 28, 2005.

Software Consulting Agreement

     On June 29, 2005 we entered into a Software Consulting Agreement with Fred Johannessen under which he is to develop a proprietary integrated suite of applications software for use by the Company’s head office and franchisees, including accounting, marketing, educational and patient booking modules. We believe that the software will be important an important enhancement of Chiropractic USA’s brand and deliverables. Under the agreement we issued 1,000,000 shares to Mr. Johannessen as consideration that we have agreed to register under the Securities Act of 1933.

Securities Purchase Agreement

     Effective November 8, 2004 (the "Closing Date"), we entered into a Securities Purchase Agreement with AJW Partners, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (hereinafter collectively referred to as the "Buyers") and ancillary agreements as hereinafter described (collectively the "Transaction Agreements"). Under the Securities Purchase Agreement, we sold the Buyers a total of $3,000,000 in Callable Secured Convertible Notes (the "Notes") due beginning November 8, 2006 with 10% annual interest payable quarterly, the first four months interest to be prepaid from proceeds of the Notes. During the second quarter, we sold the last $1,000,000 of the Notes provided for under the Securities Purchase Agreement. We have issued to the Buyers for no additional cash consideration 3,000,000 Stock Purchase Warrants (the "Warrants") to purchase one share at $.40 per share for each one dollar of Notes purchased by the Buyers. The Warrants expire beginning November 8, 2009. For additional details relating to the Transaction Agreement, Notes and Warrants, please refer to our Form 10-KSB for 2004 and the exhibits thereto.

To date, the Buyers have converted $683,506 in notes into 13,300,000 shares, an average of $.05 per share.

     A portion of the proceeds from the Convertible Notes was used to prepay the balance of $584,930 on a term loan and related instalment note due July 31, 2005 in the original principal amount of $1,000,000 that were personally guaranteed by the Gelmons and others and $69,000 was used to repay a loan from 860538 Alberta Corp. that is owned by the Gelmons, to repay principal and interest on other outstanding notes and accounts payable, fees, and business development purposes, including $700,000 to enter the diagnostic imaging business.

Item 6. Exhibits.

Exhibit
No.	Description

10.11	Software Consulting Agreement between the Company and Fred Johanessen dated June 29, 2005.

10.12	Management Agreement between the Company and Southern Diagnostics, Inc. dated May 27, 2005.

10.13	Settlement and Mutual Release Agreement among the Company and Cameron Yost, Lyle Yost, Winston Yost and Byron Yost.

10.14	Stock Purchase Agreement by and among Southern Diagnostics, Inc. and Jeff and Constance Rebarcak and Nationwide Diagnositic Solutions, Inc. dated May 25, 2005.

10.15	Operating Agreement of Premier SD, LLC between Premier Health Services, LLC and Southern Diagnostics, Inc. dated June 8, 2005.

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - CEO

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - CFO

32-1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN CORPORATION

Date: August 15, 2005	By:	/s/ Michael Gelmon

	Title:	Chief Executive Officer
(Principal executive officer)

Date: August 15, 2005	By:	/s/ Cory Gelmon

	Title:	President and Chief Financial Officer
(Principal financial officer)