Form 10QSB
period 2005-09-30
BANYAN CORP /OR/
filed 2005-11-23
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number 0-26065

BANYAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Oregon	84-1346327
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1925 Century Park East, Suite 500, Los Angeles	90067
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, including Area Code: (800) 808-0899

________________________________________________________________
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

125,571,898
(Number of shares of common stock
outstanding as of November 21, 2005)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

BANYAN CORPORATION
INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$2,060
Accounts receivable	254,204
Prepaid expenses	65,000
Current portion of note receivable	66,064

387,328

Note receivable	749,698
Intangible Asset - custom er list (Note 4)	676,667
Other assets, net (Note 6)	211,088

$2,024,781

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$432,428
Accrued interest	66,274
Other liabilities	179,070
Debt settlem ent (Note 5)	291,907
Convertible notes (Note 6)	110,000
Notes payable
Related parties	88,032
Others	178,840

1,346,551

Convertible notes (Note 6)	1,106,224

2,452,775

STOCKHOLDERS' DEFICIT (NOTES 6, 7, 8 and 9)
Preferred stock; no par value; 100,000,000 shares authorized	-
Common stock; no par value; 500,000,000 shares
authorized; 110,091,898 shares issued and outstanding	14,856,835
Deferred com pensation costs	(234,979)
Common stock to be issued; 2,049,999 shares	81,205
Accumulated deficit	(15,131,055)

Total stockholders' deficit	(427,994)

$2,024,781

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		Restated		Restated
		(Note 1)		(Note 1)
Revenue from franchised clinics	$230,050	$152,490	$672,143	$336,244
Revenue from diagnostic business	146,407	-	146,407	-

	376,457	152,490	818,550	336,244

Franchise cost	116,959	53,240	258,085	105,508

Selling, general and administrative
expenses	796,119	872,201	2,354,443	1,956,727

	913,078	925,441	2,612,528	2,062,235

Loss from operations	(536,621)	(772,951)	(1,793,978)	(1,725,991)

Other expense

Loss on settlement of debt	-	-	(250,000)	-
Interest expense:
Related parties	(199)	(813)	(2,156)	(2,438)
Other	(494,964)	(97)	(1,337,104)	(26,384)

Loss from continuing operations	(1,031,784)	(773,861)	(3,383,238)	(1,754,813)

Discontinued operations
Loss from operations of
discontinued subsidiary	-	(67,544)	-	(204,676)

Net loss	$(1,031,784)	$(841,405)	$(3,383,238)	$(1,959,489)

Loss from continuing operations
per common share:

Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Net loss per common share:

Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

W eighted average number of
common shares- outstanding -
basic and diluted	98,623,052	57,729,711	81,114,064	57,166,204

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)
(Expressed in US Dollars)

						Common
						stock		Stock-
	Preferred stock		Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2005	187,190	$334,906	58,661,744	$9,962,336	$(20,542)	$73,912	$(11,747,817)	$(1,397,205)

Issuance of common stock for
services (Note 7)			2,300,000	506,000	$(506,000)			-

Issuance of common stock for
services (Note 7)			6,127,721	381,967				381,967

Stock compensation plans (Note 7)				104,600				104,600

Common stock issued for cash
(Note 7)			1,349,999	62,956				62,956

Stock issued for cash and services
of $94,000 and services of $33,500
(Note 7)			940,000	127,500				127,500

Common stock issued for debt
settlement (Note 5)			2,454,767	295,000				295,000

Conversion of convertible notes
(net of finance fees $88,227)
(Note 6)			22,660,000	776,863				776,863

Issuance of common stock for
acquisition of assets of Franchise
Support Network, Inc. (Note 7)			10,047,666					-

Stock reissued (Note 7)			6,600,000	990,000				990,000

Stock subscribed issued during
the period			700,000	73,912		(73,912)		-

Exercise of options for services
(Note 7)			300,000	42,000				42,000

Stock to be issued			(2,049,999)	(81,205)		81,205		-

Transferred of preferred stock	(187,190)	(334,906)		334,906				-

Amortization of deferred compensation					291,563			291,563

Beneficial conversion (Note 6)				1,280,000				1,280,000

Net loss							(3,383,238)	(3,383,238)

Balances at September 30, 2005	-	$-	110,091,898	$14,856,835	$(234,979)	$81,205	$(15,131,055)	$(427,994)

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	2005	2004

Net cash used in operating activities	$(1,108,114)	$(700,568)

Cash flows from investing activities:
Note receivable received	8,745
Investment	(700,000)	-

Net cash used in investing activities	(691,255)	-

Cash flows from financing activities
Net proceeds from notes payable, related parties	(31,018)	(4,000)
Net proceeds from notes payable, other	90,000	10,900
Proceeds from convertible notes	1,584,546	-
Payments on long term debt and notes payable	-	(150,000)
Proceeds from issuance of common stock and exercise
of options and warrents	156,956	873,227

Net cash provided by financing activities of continuing operations	1,800,484	730,127

Net increase (decrease) in cash	1,115	29,559

Cash and cash equivalents, beginning of year	945	10,209

Cash and cash equivalents, September 30,	$2,060	$39,768

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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

The three and nine-month period ended September 30, 2004 were restated to reflect the adjustments made during the fourth quarter of 2004 as disclosed in Note 14 of the annual audited financial statements.

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

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created stockholders’ deficit and working capital deficiencies of $427,994 and $959,223, respectively, as of September 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises, increasing collections of receivables from franchisees, developing the diagnostic imaging business, and satisfying outstanding judgements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

BANYAN CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

3.	Summary of significant accounting policies: Revenue recognition:

Fees from franchised clinics include initial franchise fees and continuing royalty fees and marketing fees. Initial fees are recognized upon opening of a clinic, which is when the Company has performed substantially all initial services required by the franchise arrangement. Continuing fees are recognized in the period earned. Revenue from diagnostic services is recognized on estimated collection basis as the Company is entitled to 30% of gross cash collections related to diagnostic referrals made to the partnership.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the nine months ended September 30, 2005 and 2004, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

4.	Intangible Asset – customer list

In March 2005, the Company entered into an agreement with Nationwide Diagnostic Solutions, Inc. (“Nationwide”) to acquire all their shares. On May 27, 2005, the Company’s wholly-owned subsidiary, Diagnostic USA, Inc. assigned its right to acquire Nationwide to Southern Diagnostics, Inc. (“Southern’) a newly formed Colorado holding company with no other assets, in exchange for a management agreement. Southern is wholly owned by the Company’s chief executive and chief financial officer. In May 2005 Southern completed the acquisition of Nationwide for $700,000 paid in cash. The $700,000 represents the value of the customer list and is amortized over a ten-year period.

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

6.	Convertible notes:

Face value of notes	$2,134,910
Less: unamortized discount	(1,028,686)

$1,106,224

BANYAN CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

6.	Convertible note (continued):

During the period ended September 30, 2005, the Company received the second and third advance in the amount of $800,000 and $1,000,000 respectively, and 1,800,000 warrants were issued. Financing fees related to the second and third advance amounted to $241,454. The fees were capitalized and are being amortized over the two-year term of the note. The notes are due in February 2007 for the second advance and in May 2007 for the third advance.

As a result of the advances of $800,000 and $1,000,000, a beneficial conversion in the amount of $1,200,000 has been deducted from the face value of the note and is amortized over the two-year term of the note as interest expense.

During the period, $865,090 of the face value of the note was converted into 22,660,000 common shares. Two other convertible notes were issued during the period ended September 30, 2005 for a total of $110,000. The convertible notes can be converted at either the option of the Company or the holders for a six-month period and bear no interest. A beneficial conversion in the amount of $80,000 has been deducted from the face value of the note and is amortized over the six-month term of the note as interest expense. The face value of these notes, net of the unamortized discount in the amount $80,000 is included in current liabilities. The six-month period ended in September 2005, as of September 30, 2005 repayment of the notes was overdue.

7.	Stockholders’ deficit: Preferred stock:

The Company has 100,000,000 shares of no par value preferred stock authorized.

Common stock:

The Company has 500,000,000 shares of no par value common stock authorized. At September 30, 2005, there were 110,091,898 shares issued and outstanding. In addition, the Company has outstanding options of 32,035,000; outstanding warrants of 3,000,000 and 2,049,999 shares to be issued for subscriptions received before September 30, 2005.

Stock transactions:

During the period ended September 30, 2005, the Company sold an aggregate of 940,000 shares at less than the market value on the date of sale, for cash of $94,000 to franchisees and area developers. As the cash consideration was less than the market value on the sale dates, the Company recorded an expense of $33,500 for the effect of these discounts.

During the period ended September 30, 2005, the Company issued 1,349,999 shares to investors for total cash consideration of $62,956.

During the period ended September 30, 2005, the Company issued 6,127,721 shares for services, valued at $381,967, which was equal to the market price on the date of issue.

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
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

7.	Stockholders’ deficit (continued): Stock Options:

During the period ended September 30, 2005, the Company granted options to purchase 7,710,000 shares of the Company’s common stock at an average price of $0.12 per share to franchisees and area developers. The Company valued these options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of approximately $104,600.

During the period ended September 30, 2005, 1,810,000 options expired, 685,000 options were cancelled following the disposition of the clinics owned by Southern Health Care, Inc., and 300,000 options were exercised.

See also Note 8 for stock options granted to related parties for which no expense has been recorded, the pro-forma impact for these options is $250,000 on net income.

8.	Related party transactions:

As of September 30, 2005, $65,000 included in prepaid expenses is payments made in advance to the Company’s chief executive officer and to the president and chief financial officer as compensation expenses.

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

The Company retains the law partnership of its chief executive officer and its president and chief executive officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000. During the period ended September 30, 2005, the Company paid approximately $135,000 to Britannia for these services.

On August 15, 2005 the Company entered into a Consulting Agreement with the father of the Chairman of the Board and Chief Executive Officer and the President and Chief Financial Officer. Under the agreement the Company issued 2,000,000 shares as consideration for consulting services valued at $80,000.

9.	Contingent liabilities:

On September 23, 2005, the Supreme Court of Alabama reversed dismissal of a case originally filed against the Company on January 8, 2004, in Mobile County, Alabama, by a former employee of a former subsidiary. The complaint seeks money damages for breach of an alleged employment contract to issue 400,000 shares of common stock to the employee on termination and for his inability to exercise 400,000 options. The Company denies any liability and continues to vigorously defend this suit.

During the years ended December 31, 2002 through September 30, 2005, the Company sold stock for cash. The sales were made in offerings pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. In some instances, all of which have not been identified, the Company has no business record that the purchasers made certain investment representations required under the securities laws and the Company has no business record that the purchasers received certain information required to be furnished under the foregoing laws. Under these circumstances, the affected purchasers may have potential unasserted claims for rescission of their stock purchases, although no such claims have been asserted. No estimate can be made as to the amount or range of potential loss.

BANYAN CORPORATION
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

10.	Segment results:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic business. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

As of and during the three months ended September 30, 2005 and 2004, the segment results are as follows:

	2005

	Chiropractic	Diagnostic		Consolidated
	Clinics	Business	Corporate	Total

Revenues	$230,050	146,407	-	376,457

Segment operating income (loss)	(62,478)	73,056	(547,199)	(536,621)

	2004

	Chiropractic	Diagnostic		Consolidated
	Clinics	Business	Corporate	Total

Revenues	$152,490	-	-	152,490

Segment operating income (loss)	(348,404)	-	(424,547)	(772,951)

11.	Subsequent event:

On October 11, 2005, the Company issued 5,160,000 shares upon the conversion of $65,016 in convertible notes.

On October 24, 2005, the Company issued 5,160,000 shares upon the conversion of $47,111 in convertible notes.

On October 31, 2005, the Company issued 5,160,000 shares upon the conversion of $43,654 in convertible notes.

On November 11, 2005, the Company issued 5,160,000 shares upon the conversion of $26,832 in convertible notes.

The installment payment for October with respect to Note 5 Debt Settlement was not made. On November 4, 2005, the District Court for the City and County of Denver, Colorado entered judgment in favor of the four note holders and against us for $290,000 plus interest at 22% and cost of collection, including attorney fees.

If there is any default under the convertible notes described in Note 6, the investors may demand payment of 130% times the sum of the then outstanding principal amount, accrued and unpaid interest, plus penalty interest at 15% and costs, including attorney's fees. The investors have other remedies under their security agreement, including taking the Company's funds, selling the Company's assets, and assuming management control of the Company. On December 31, 2005, the entry of the judgment on November 4, 2005 described above constitutes a default unless it is has been vacated or stayed. The Company’s motions to vacate and to stay are pending in the Court.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation for 2005

Liquidity and Capital Resources.

          Revenue has risen with the increase in the number of franchises and the advent of our diagnostic imaging business. However, we can no longer expect to be in a positive cash flow position by the end of 2005. It is apparent that additional liquidity and capital resources are necessary to defray our ongoing expenses.

          We were provided $3,000,000 from the sale of convertible notes to an investment group, including $1,910,000 in 2005. The investment group has converted $997,470 in notes to stock; however, the rate of conversion has become negligible as a result of the decrease in our stock price, to which the rate of conversion is tied. If this trend persists, all of the remaining debt may not be converted when due in the fourth quarter of 2006. We are seeking to refinance the notes.

          We now have more than eighty franchised locations. During 2005, we were able to increase the number of franchises primarily by breaking into the Phoenix, Arizona market. This is significant, as it gives us our first concentrated market in the country in which a large number of clinics will be operated and marketed under the Chiropractic USA brand. This will serve as an example and a catalyst for practitioners in other markets that are considering becoming Chiropractic USA franchisees.

          Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics in Louisiana by selling their assets and discontinuing their operations that had a loss of $414,833 in 2004. The assets disposed of, mainly accounts receivable, were valued at approximately $926,000. As a result of the disposition, there was a significant decrease in the number of employees. A consultant, six chiropractors and ten support staff from these clinics are no longer on our payroll. We gained $242,187 on the sale. The disposition of the clinics eliminates an operation that was being supported by franchise operations. Under deferred payment terms of a ten-year note issued by the purchaser, we expect to receive $24,481 in 2005, increasing to more than $100,000 in principal and interest for 2006 and the remaining term of the note. These clinics also signed franchise agreements that are expected to generate significant royalties beginning in the last quarter of 2005. The business of our Louisiana franchisees was interrupted by hurricanes and the anticipated note payments and royalties are in arrears.

          During the first half of 2005, we acquired the customer base of a diagnostic imaging business from the owners for $700,000.

          Our plan of operation for the remainder of fiscal 2005 is as follows:

To convert debt to equity;

To obtain additional equity financing;

To increase the number of franchises by direct marketing of franchises and recruiting area developers;

To increase fees and royalty income from existing and new franchises;

To develop the diagnostic imaging business that has generated a positive cash flow;

To satisfy outstanding judgments of approximately $310,000 exclusive of interest and costs.

          To date our operations have not been self-sustaining. Our independent registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern because we have incurred net losses during 2004 and had a stockholders’ deficit and working capital deficiency at year end. We continue to incur net losses and to have a stockholders’ deficit and a working capital deficiency. Should we be unable to implement our plan of operation, our expansion plans may be curtailed, and we may not be able to continue in operation.

Financial condition at September 30, 2005 and 2004

          September 30, 2005. Stockholders’ deficit was $427,994 and we had a working capital deficiency of $959,223. Principal internal sources of liquidity in 2005 included the sale of $1,910,000 in convertible notes, $156,956 from selling shares to investors and $818,550 in revenue from operations.

          September 30, 2004. Stockholders deficit was $830,703 and working capital deficiency was $1,060,315. Principal sources of liquidity in 2004 included $1,058,204 in revenue from patient services, $873,227 from selling shares to investors and $336,244 in revenue from franchised operations. As a result of the disposition of the Company-owned clinics we no longer have revenue from patient services.

Results of operation for third quarter of 2005 and 2004

          Loss from operations decreased to $536,621 in 2005 from $772,951 in 2004.

          Third quarter revenue increased to $376,457 in 2005 from $152,490 in 2004. The diagnostic imaging business produced $146,407 in revenue in the third quarter. Revenue from franchised operations increased to $230,050 in 2005 from $152,490 in 2004. This was caused by the large increase in the number of Chiropractic USA franchises as we rollout our franchise program and rapidly build up our brand. Revenue from franchised operations was $60,180 less than in the second quarter.

          Selling, general and administrative expenses decreased in the third quarter to $796,119 in 2005 from $872,201 in 2004.

          In the third quarter we also incurred interest expense of $494,964, mostly from the conversion of convertible notes. As a result, net loss from continuing operations increased from $773,861 in 2004 to $1,031,784 in 2005.

          We had losses from the discontinued operations of the Company-owned clinics of $67,544 in 2004. Giving effect to the discontinued operations, overall net loss for the quarter increased from $841,405 in 2004 to $1,031,784 in 2005.

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

PART II – OTHER INFORMATION

Item 1. Litigation.

          On September 23, 2005, the Supreme Court of Alabama reversed dismissal of a case originally filed against the Company on January 8, 2004, in Mobile County, Alabama, by a former employee of a former subsidiary, Bruce Leithead. The complaint seeks money damages for breach of an alleged employment contract to issue 400,000 shares of common stock to the employee on termination and for his inability to exercise 400,000 options prior to expiration. The Company denies any liability and continues to vigorously defend this suit.

          Six unsecured promissory notes in the aggregate principal amount of $210,700 together with accrued interest became due and payable on April 30, 2005. Four of the note holders threatened to commence legal proceedings. In July 2005 we entered into a settlement agreement and mutual release of claims with four note holders. In the settlement, we issued 2,454,767 shares to the designee of one of the note holders and their attorneys to satisfy $295,000 of the claims. To satisfy all other claims, we agreed to pay $310,000 with 16% interest to the note holders and the former attorney of one of the note holders in $15,000 monthly instalments beginning September 15, 2005 until paid. The payment for October has not been made. On November 4, 2005, the District Court for the City and County of Denver, Colorado entered judgment in favor of the four note holders and against the Company for $290,000 plus interest at 22% and cost of collection of collection, including attorney fees. The Company believes that the judgment will be enforced unless its motion to vacate the judgment is granted. We intend, without assurance, to satisfy the judgment in the case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter

          In July 2005, the Company issued 2,454,767 shares to partially settle threatened legal proceedings as set forth in Item 1. Litigation.

          On July 13, 2005, the Company issued 1,000,000 shares for software development services under a software consulting agreement for which an $85,000 account payable was recorded at June 30, 2005 and 350,000 shares for legal consulting services. On August 12, 2005, an additional 250,000 shares were given under the software consulting agreement and an additional 500,000 shares were given for legal consulting services to adjust for a decline in the market price of the shares. These shares were registered under the Securities Act of 1933 on August 25, 2005.

          On September 13, 2005, we issued 2,000,000 shares for services valued at $80,000 under the consulting agreement described in Item 5. Other Information.

          During the third quarter, we sold an aggregate of 2,049,999 shares that have not been issued as of the date hereof. We sold 750,000 shares to four consultants for services rendered valued at $139,717, an average of $.11 per share. We also sold 1,299,999 shares for $57,955, an average of $.044 per share to three franchisees and an area developer. In addition, we sold additional convertible notes and warrants to certain purchasers in the transactions described in Item 5. Other Information. These shares are treated as having been issued in our consolidated financial statements.

          After the end of the third quarter.

          No unregistered sales have occurred since the end of the third quarter.

Basis of exemption from registration

          We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares to franchisees, area developers and investors, and the issues for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Dividend restrictions

          We have not paid cash dividends on our common stock and dividends are not anticipated for the foreseeable future. We are restricted from paying dividends under the terms of the convertible notes described in Item 5. Other Information.

Item 3. Defaults Upon Senior Securities

          In March 2005, we issued two convertible promissory notes in the aggregate principal amount of $110,000. The notes do not bear interest and repayment, due in September, has not been made.

Item 5. Other Information.

Consulting Agreement

          On August 15, 2005 we entered into a Consulting Agreement with Alvin Gelmon, the father of our Chairman of the Board and Chief Executive Officer and our President and Chief Financial Officer to consult with Chiropractic USA. The Company issued him 2,000,000 shares valued at $80,000 as consideration for services rendered and to be rendered.

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

          To date, the Buyers have converted $997,470 in notes into 43,300,000 shares, an average of $.023 per share.

          The proceeds from the Convertible Notes were used to prepay the balance of $584,930 on a term loan and related instalment note due July 31, 2005 in the original principal amount of $1,000,000 that were personally guaranteed by the Gelmons and others, $69,000 was used to repay a loan from 860538 Alberta Corp. that is owned by the Gelmons, and to repay principal and interest on other outstanding notes and accounts payable, fees, and business development purposes, including $700,000 to enter the diagnostic imaging business.

          If there is any default under the Notes, the Buyers may demand payment of 130% times the sum of the then outstanding principal amount ($2,002,530 on the date hereof), accrued and unpaid interest, plus penalty interest at 15% and costs, including attorney’s fees. The Buyers have other remedies under their security agreement, including taking the Company’s funds, selling the Company’s assets, and assuming management control of the Company. On December 31, 2005, the entry of the judgment on November 4, 2005 described in Item 1. Litigation constitutes a default unless it has been vacated or stayed.

Departure of Director

          On November 18, 2005, Richard Doran submitted his resignation as director effective September 30, 2005.

Previously Issued Financial Statements to be Amended

          The United States Securities and Exchange Commission has requested that we amend the consolidated statements of cash flows contained in our Form 10-KSB for 2004 and our Forms 10-QSB for the first and second quarters of 2005 to comply with formal presentation standards for detail and specificity. The President and Chief Financial Officer has discussed the matter with the independent accountant and concluded as of the date hereof, that the earlier financial statements my still be relied upon. We expect to file these amendments as soon as practicable after the filing of this report.

Item 6. Exhibits.

Exhibit
No.	Description

10.14	Consulting Agreement between the Company and Alvin Gelmon dated August 15, 2005.

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN CORPORATION

November 21, 2005	By:	/s/ Michael Gelmon
Chief Executive Officer
(Principal executive officer)

November 21, 2005	By:	/s/ Cory Gelmon
President and Chief Financial Officer
(Principal financial officer)