Form 10KSB/A
period 2004-12-31
BANYAN CORP /OR/
filed 2006-01-20
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003
(Expressed in US Dollars)

	2004	2003
	Restated	Restated
	(Note 1)	(Note 1)

Cash flows from operating activities
Net loss	$(2,459,928)	$(3,919,373)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operations	414,833	478,588
Gain on disposition of discontinued operations	(242,187)	-
Impairment loss	-	52,000
Stock, options and warrents issued for services	1,134,395	2,238,529
Amortization of deferred compensation	285,378	56,999
Amortization of other assets	15,246	-
Expenses paid by convertible note	37,436	-
Note payable written-off	(45,000)	-
Foreign exchange on note payable	17,500	-
Changes in assets and liabilities from continuing operations:
Accounts receivable	(22,754)	(7,246)
Accounts payable and accrued expenses	53,914	82,088
Cash flows (used in) provided by discontinuing operations	(273,425)	385,418

Net cash used in operating activities	(1,084,592)	(632,997)

Cash flows from investing activities:
Cash flows used in discontinuing operations	-	(3,100)

Cash flows from financing activities
Net proceeds from notes payable, related parties	(4,530)	73,591
Proceeds from long term debt	377,103	-
Deferred finance fees	(5,000)	-
Payments on long term debt and notes payable	(8,000)	(55,000)
Proceeds from issuance of common stock and exercise
of options and warrents	877,470	890,115
Cash flows used in discontinuing operations	(161,715)	(311,577)

Net cash provided by financing activities of continuing operations	1,075,328	597,129

Net decrease in cash	(9,264)	(38,968)

Cash and cash equivalents, beginning of year	10,209	49,177

Cash and cash equivalents, end of year	$945	$10,209

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

The consolidated statements of cash flows for the years ended December 31, 2004 and 2003 were restated to be consistent with SFAS 95 to report cash flows related to discontinuing operations.

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

Item 13. Exhibits.

No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.2	Securities Purchase Agreement dated as of November 8, 2004 by and between the Registrant and the investors named therein (3)

4.3	Form of Convertible Notes due November 2006 (3)

4.4	Form of Common Stock Purchase Warrant dated as of November 8, 2004 (3)

4.5	Registration Rights Agreement dated as of November 8, 1004 by and between the Registrant and the investors named therein (3)

4.6	Security Agreement dated as of November 8, 2004 between the Registrant and the secured parties named therein (3)

4.7	Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (3)

10.1	Offer to Purchase Intellectual Property (4)

10.2	Offer to Purchase Franchise Support Network Inc. (4)

10.3	Amending Agreement re: Management Agreement between the Registrant and Cory Gelmon made effective April 1, 2005 (6)

10.4	Amending Agreement re: Management Agreement between the Registrant and Michael Gelmon effective April 1, 2005 (6)

10.5	Advance Promissory Note from the Registrant to 860532 Alberta Ltd. (1)

10.6	Promissory Note from the Registrant to Eva Gelmon (1)

10.7	2004 Human Resources Incentive Plan (1)

10.8	Limited Liability Company Purchase Agreement with exhibits (1)

10.9	Agreement re: Sale and Purchase of Assets, between the Registrant and LSI Group, LLC. effective December 31, 2004 with exhibits (6)

10.10	Purchase Agreement among the Registrant, Nationwide Diagnostic Solutions, Inc., and Jeff and Constance Rebarcak dated March 18, 2005 with exhibits (6)

31.1	Certification of Periodic Report – Michael Gelmon (2)

31.2	Certification of Periodic Report -- Cory Gelmon (2)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 – Michael Gelmon (2)

32.2	Certifications Pursuant to 18 U.S.C. Section 1350 – Cory Gelmon (2)

___________________

(1)	Incorporated by reference to the Registrant’s Form SB-2 filed with the Securities and Exchange Commission on February 14, 2005.

(2)	Filed herewith.

(3)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on November 22, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 7, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on May 17, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on April 28, 2005.

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

January 19, 2006
BANYAN CORPORATION

By: /s/ Michael J. Gelmon
Michael J. Gelmon, Chief Executive
Officer and Director

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

January 19, 2006

By: /s/ Michael J. Gelmon
Michael Gelmon, Chief Executive Officer and
Director

January 19, 2006

By: /s/ Cory S. Gelmon
Cory Gelmon, President, Chief Financial Officer,
Secretary and Director (Principal
Accounting and Financial Officer)