Form 10QSB/A
period 2005-03-31
BANYAN CORP /OR/
filed 2006-01-20
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
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

$1,230,292

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	2005	2004
		Restated
		(Note 1)

Revenue from franchised clinics	$151,863	$74,272

Franchise cost	53,515	18,568
Selling, general and administrative expenses	608,178	380,246

	661,693	398,814

Loss from operations	(509,830)	(324,542)

Other expense

Interest expense:
Related parties	(812)	(812)
Other	(258,234)	(11,452)

Loss from continuing operations	(768,876)	(336,806)

Discontinued operations (Note 3)
Loss from operations of discontinued subsidiary	-	(79,923)

Net loss	$(768,876)	$(416,729)

Loss from continuing operations per common share:

Basic and diluted	$(0.01)	$(0.01)

Net loss per common share:

Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common
shares - outstanding - basic and diluted	62,481,962	53,318,827

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

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	2005	2004

Net cash used in operating activities of continuing operations	$(729,164)	$(190,478)

Cash flows from investing activities:
Purchase of furniture, fixtures and equipement	(9,142)	-

Cash flows from financing activities
Net proceeds from notes payable, related parties	(69,050)	-
Proceeds from convertible note	757,833	-
Payments on long term debt and notes payable	-	(51,904)
Proceeds from issuance of common stock and exercise
of options and warrents	65,000	244,316

Net cash provided by financing activities of continuing operations	753,783	192,412

Cash (used in) provided by discontinued operations	-	(129,923)

Net decrease in cash	15,477	1,934

Cash and cash equivalents, beginning of year	945	10,209

Cash and cash equivalents, March 31,	$16,422	$12,143

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

The three-month period ended March 30, 2004 were restated to reflect the adjustments made during the fourth quarter of 2004 as disclosed in Note 14 of the annual audited financial statements.

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

          Selling, general and administrative expenses increased from $ 380,246 in the first quarter of 2004 to $608,178 in 2005. The quarterly increase was due to non-recurring consulting fees in 2005 and increases in management compensation, legal fees and travel expenses from 2004 through 2005. In the first quarter of 2005, $113,663 of selling, general and administrative expenses consisted of non-cash compensation expenses: $52,100 recorded in connection with stock options granted to franchisees; $23,000 recorded as a result of the sale of shares to franchisees and area representatives at less than fair market value; and, $38,563 representing the value of shares issued for services.

          As a result of the increase in selling, general and administrative expenses, quarterly net loss from continuing operations increased from $ 336,806 in 2004 to $768,876, in 2005.

         We had losses from the discontinued operations of the Company-owned clinics of $79,923 in 2004. Giving effect to the discontinued operations, overall net loss for the quarter increased from $ 416,729 in 2004 to $768,876 in 2005.

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

BANYAN CORPORATION

Date: January 19, 2006	By:	/s/ Michael Gelmon
Chief Executive Officer
(Principal executive officer)

Date: January 19, 2006	By:	/s/ Cory Gelmon
President and Chief Financial Officer
(Principal financial officer)