Form 10QSB/A
period 2005-06-30
BANYAN CORP /OR/
filed 2006-01-20
CIK 1086473

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

$2,113,827

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		Restated		Restated
		(Note 1)		(Note 1)

Revenue from franchised clinics	$290,230	$109,482	$442 ,093	$183,754

Franchise cost	87,611	33,700	141,126	52,268
Selling, general and administrative
expenses	950,146	556,294	1,558,324	936,540
	1,037,757	589,994	1,6 99,450	988,808
Loss from operations	(747,527)	(480,512)	(1,257,357)	(805,054)

Other expense

Loss on settlement of debt	(250,000)	-	(250,000)	-
Interest expense:
Related parties	(1,145)	(812)	(1,957)	(1,624)
Other	(583,906)	(15,029)	(842,140)	(26,481)

Loss from continuing operations	(1,582,578)	(496,353)	(2,351,454)	(833,159)

Discontinued operations
Loss from operations of
discontinued subsidiary	-	(57,209)	-	(137,132)

Net loss	$(1,582,578)	$(553,562)	$(2,351,454)	$(970,291)

Loss from continuing operations
per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of
common shares- outstanding -
basic and diluted	81,840,023	55 ,898,490	72,214 ,468	54 ,607,374

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

See condensed notes to interim consolidated financial statements

BANYAN CORPORATION
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(Expressed in US Dollars)

	2005	2004

Net cash used in operating activities of continuing operations	$(970,100)	$(442,460)

Cash flows from investing activities:
Investment	(700,000)	-

Cash flows from financing activities
Net proceeds from notes payable, related parties	(53,018)	-
Net proceeds from notes payable, other	60,000	-
Proceeds from convertible notes	1,584,546	-
Payments on long term debt and notes payable	-	(105,904)
Proceeds from issuance of common stock and exercise
of options and warrents	109,000	539,439

Net cash provided by financing activities of continuing operations	1,700,528	433,535

Cash used in discontinued operations	-	(237,132)

Net increase (decrease) in cash	30,428	(8,925)

Cash and cash equivalents, beginning of year	945	10,209

Cash and cash equivalents, June 30,	$31,373	$1,284

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

The three and six-month period ended June 30, 2004 were restated to reflect the adjustments made during the fourth quarter of 2004 as disclosed in Note 14 of the annual audited financial statements.

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

     Selling, general and administrative expenses increased from $ 556,294 in the second quarter of 2004 to $950,146 in 2005. The quarterly increase was due to non-recurring consulting fees in 2005 and increases in management compensation, legal fees and travel expenses from 2004 through 2005. In the second quarter of 2005, $414,717 of selling, general and administrative expenses consisted of non-cash compensation expenses: $266,217 representing the value of shares issued for services; $85,000 payable by issuing 1,000,000 shares to a software development consultant after the end of the quarter $52,500 recorded in connection with stock options granted to franchisees; and, $10,500 recorded as a result of the sale of shares to franchisees and area representatives at less than fair market value.

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

     As a result of the increase in selling, general and administrative expenses, and the cost of settling the threatened litigation quarterly net loss from continuing operations increased from $ 496,353 in 2004 to $1,582,578, in 2005.

     We had losses from the discontinued operations of the Company-owned clinics of $57,209 in 2004. Giving effect to the discontinued operations, overall net loss for the quarter increased from $553,562 in 2004 to $1,582,578 in 2005.

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

Item 6. Exhibits.

Exhibit
No.	Description

10.11	Software Consulting Agreement between the Company and Fred Johanessen dated June 29, 2005. (1)

10.12	Management Agreement between the Company and Southern Diagnostics, Inc. dated May 27, 2005. (1)

10.13	Settlement and Mutual Release Agreement among the Company and Cameron Yost, Lyle Yost, Winston Yost and Byron Yost. (1)

10.14	Stock Purchase Agreement by and among Southern Diagnostics, Inc. and Jeff and Constance Rebarcak and Nationwide Diagnositic Solutions, Inc. dated May 25, 2005. (1)

1015	Operating Agreement of Premier SD, LLC between Premier Health Services, LLC and Southern Diagnostics, Inc. dated June 8, 2005. (1)

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - CEO

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - CFO

32-1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10QSB as filed with the Securities and Exchange Commission on August 19, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN CORPORATION

Date: January 19, 2006	By:	/s/ Michael Gelmon

	Title:	Chief Executive Officer
(Principal executive officer)

Date: January 19, 2006	By:	/s/ Cory Gelmon

	Title:	President and Chief Financial Officer
(Principal financial officer)