Form 10QSB/A
period 2005-03-31
BANYAN CORP /OR/
filed 2006-01-25
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
AMENDMENT NO. 2

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

BANYAN CORPORATION

Date: January 25, 2006	By:	/s/ Michael Gelmon
Chief Executive Officer
(Principal executive officer)

Date: January 25, 2006	By:	/s/ Cory Gelmon
President and Chief Financial Officer
(Principal financial officer)