Form 10KSB
period 2005-12-31
BANYAN CORP /OR/
filed 2006-04-17
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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
Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

Issuer’s revenues for its most recent fiscal year: $1,090,790

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $3,680,702 as of April 12, 2006.

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of April 12, 2006:
210,148,313

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

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

               Wherever possible, we have tried to identify these forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under Item 6. Management’s Discussion and Analysis or Plan of Operation. We disclaim any obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-KSB.

PART I

Item 1. Description of Business.

               We are a holding company focused on investing in and building a network of subsidiaries engaged in diagnostic testing, the franchising of Chiropractic USA branded chiropractic clinics, providing practice development training and assistance to chiropractors, and offering franchise support and related services to franchisees. We currently have fifty-one employees including three in management, forty-three in diagnostic testing, four in franchise sales and support operations, and one administration.

               Diagnostic USA. Diagnostic USA is our diagnostic testing business, offering Nerve Conduction Velocity (“NCV”) testing through our franchisees and health care professionals to their patients. NCV testing measures the transmission of nerve impulses through the body, identifies problems in the nervous system, and helps to substantiate the benefit and cost of treatment to patients and their insurers. We offer NCV testing through doctors and chiropractors.

               Diagnostic USA sets up blocks of patient testing appointments and then arranges for one of our certified neurological technicians to bring test equipment to the doctors’ offices and perform the scheduled tests. The business, which is based in Boca Raton, Florida, performs approximately ten thousand tests annually and has forty-three employees.

               To enter the diagnostic testing business, on May 25, 2005 we purchased all of the stock of Nationwide Diagnostic Solutions, Inc., an Arizona corporation based in Tempe, Arizona (“Nationwide”), from Dr. Jeff and Constance Rebarcak (the “Rebarcaks”), the founders, sole shareholders and operators of Nationwide for $700,000. Prior to the closing, the accounts receivable of Nationwide were assigned to the Rebarcaks. We transferred the remaining asset of Nationwide, the patronage of its customer base, to our new subsidiary Southern Diagnostics, Inc., a Colorado corporation (“Southern”). Southern contributed the customer accounts to Premier SD, LLC, an Alaska limited liability company based in Boca Raton, Florida for 30% of all fees collected by Premier SD, LLC subject to certain adjustments under an operating agreement between Southern and Premier Health Services, LLC, a Delaware limited liability company, that manages Premier’s diagnostic testing business.

               We recently decided to purchase substantially all of the outstanding equity securities of the constituent entities of Premier’s diagnostic testing business, Premier Medical Group, Inc., Premier Imaging, LLC and Premier Health Services, LLC, (hereinafter collectively referred to as “Premier”), from Dr. Brad Goldstein (“Dr. Goldstein”) the founder, owner and operator of Premier. As a result of the acquisition, all of the assets and liabilities of the business have been transferred to us. See Certain Relationships and Related Transactions – Premier Acquisition. The source of funds for the acquisition was the securities purchase agreement described herein in Certain Relationships and Related Transactions – Securities Purchase Agreements – 2006 Securities Purchase Agreement.

               Premier has also developed the VT3000, an NCV testing device. The Food and Drug Administration granted Premier marketing approval for the VT3000 on October 27, 2005. We intend to arrange with third parties to manufacture the device and to market it to physicians and chiropractors. With the VT3000 installed in their offices, doctors can perform NCV testing when the patient is at their office without scheduling a visit from our technicians. Board certified neurologists, physiatrists, and our technicians will be able to supervise the testing via the Internet and telephone. We believe that this protocol will increase the number of tests we can perform and related testing revenue. Beta or field-testing of the VT3000 began in April 2006. We plan to manufacture and market the VT3000 by the end of 2006.

               Competition and Regulation in NCV Testing. It is estimated that approximately two million nerve conduction studies are performed on patients annually in the United States. This includes traditional nerve conduction studies such as electromyography (EMG) performed by neurologists and a relatively small number of point-of-service tests performed by primary care physicians, such as those we offer. The number of nerve conduction studies could increase with the development of more economical and convenient point-of-services test systems such as the VT3000.

               We expect to encounter substantial competition from a testing system developed by Neurometrix, Inc. that has reportedly been used on more than 500,000 patients during the past few years and is currently used in more than 3,300 physicians’ offices. Neurometrix reported for fiscal 2005 revenue of $34.3 million. We also expect to encounter indirect competition with manufacturers of traditional testing systems who typically market their equipment to neurologists, including Viasys Healthcare, Inc., Cadwell Laboratories, Inc. and Xltec, Inc. Other companies not presently in the market may decide to enter our market.

               All of the companies mentioned have extensive experience in the design, development, manufacture and marketing of nerve conduction study systems and possess far greater financial, technological and human resources greater than ours. In consideration of this and of barriers to entry into the market created by government regulation and the medical community’s preference for established systems, these companies have a competitive advantage over us.

               The FDA regulates the development, testing, manufacture and marketing of medical devices, including NCV test equipment. Under FDA regulations, all manufacturers of medical devices are required to register with the FDA and to adhere to certain good manufacturing practices and good laboratory practices, which prescribe recordkeeping procedures and provide for the unscheduled inspection of facilities. Manufacturers of new medical devices must comply with FDA pre-marketing testing, analysis and approval requirements. Proof of safety and effectiveness in the form of extensive clinical data must be submitted to and pre-market approval granted by the FDA prior to general marketing. A new pre-market approval application or supplement may be required if the device is modified or for changes to its labeling, intended use or manufacturing process.

               We anticipate that revenue in the NCV testing segment will depend on reimbursement of the cost incurred by patients by third party payers to the doctors. Third party payers include private insurance companies, managed care organizations, and government programs such as Medicare and Medicaid. Their coverage and reimbursement policies will affect our ability to sell our products and services. From time to time third party payers limit and restrict NCV testing. Current policy is that NCV testing may be performed only by medical doctors or doctors of osteopathic medicine. Third party payers may deny reimbursement should they determine that NCV testing is not medically necessary or appropriate. Managed care organizations often require pre-approval of patient testing. Reimbursement is based on an authorization code that is submitted to insurers; these codes may be changed to adversely affect us. There can be no assurance that our NCV testing will continue to be reimbursed by third party payers.

               Chiropractic USA. There are approximately 80,000 chiropractors in the United States and Canada. Approximately 2,000 new graduates enter the field each year. An estimated 20,000,000 Americans are expected to visit a chiropractor each year, and expenses for the treatment of lower back pain are expected to exceed approximately $50 billion. The aging of the population, continued population growth, advanced chiropractic treatments, increased health care, and greater health consciousness are trends that assure the chiropractic industry a future of expanding services. Despite the size and potential of the chiropractic market, there had been no national brand.

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

               We have embarked on two main development strategies: direct marketing of franchises and recruiting area developers to increase the number of franchises in exclusive territories. In the middle of 2003, we completed development of our uniform franchise offering materials and began the rollout of our franchising program through direct marketing to existing practitioners and chiropractic students.

               We are developing our network of franchised clinics through conversion of established practices to franchised Chiropractic USA brand clinic locations and franchising new practitioners. Established practices that convert receive a corporate identity – logos, banners, name recognition, marketing capability, a uniform operating and business format, practice development services, and other services available through us. These conversions will establish a strong basis for our operations and enable us to build up our brand rapidly. We have also been marketing to new practitioners and recently graduated chiropractic students. As additional services to new practitioners, we offer site selection consultation, lease negotiation, practice design and other services.

               We have entered into eighty-seven franchise agreements. Our franchise agreements provide for payment of percentage royalties, contribution to a national advertising fund, and charges for additional services selected by the franchisee. New practitioners pay a franchise fee in addition to these charges. Some franchise agreements cover more than one location.

               We recruit area developers from all regions of the country. An area developer is responsible for increasing the number of Chiropractic USA locations within an exclusive territory. An area developer receives a portion of the percentage royalty we collect from the territory. We have entered into fifteen area representative agreements in twenty states. Typically, an area developer enters into one or more franchise agreements.

               During the latter half of 2002, we acquired a chain of three clinics in Louisiana, which were re-branded under Chiropractic USA. This allowed us to implement our practice methods in our own clinics and commence the chain/brand building segment of our business plan. These clinics served as a flagship or role model for the Chiropractic USA chain. See Certain Relationships and Related Transactions – Acquisition of Corporate Clinics.

               On April 8, 2005, we signed an agreement effective December 31, 2004 to sell the three clinics for $1,000,000 to LSI Group, LLC, a Louisiana limited liability company. As payment, LSI assumed $175,493 of the liabilities associated with the business and issued us a promissory note for $824,507 payable in equal monthly installments of principal and interest at 5% for ten years beginning September 1, 2005. The note is secured by substantially all of the assets of the business. LSI is current in paying its obligations under this note.

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

               On May 7, 2001, Banyan Corporation entered into three contracts with our Chief Executive Officer and our Chief Financial Officer in connection with the repositioning of our business into the chiropractic market: an Offer to Purchase (Intellectual Property), an Offer to Purchase Franchise Support Network, Inc. and, Management Agreements with each of these officers (the “Management Agreements”). See Management – Directors and Executive Officers; Executive Compensation; and, Certain Relationships and Related Transactions – Chiropractic USA and Franchise Support Network Acquisitions.

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

Item 2. Description of Property.

               We have a trademark registered with the United States Patent and Trademark Office for the Chiropractic USA logo.

               We sublease our executive offices in Los Angeles for a monthly rental. We lease 1,500 square feet of office space in Calgary, Alberta for $3,300 per month under a lease expiring April 30, 2006. We plan to renew our lease for five years.

Item 3. Legal Proceedings.

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

               Six unsecured promissory notes in the aggregate principal amount of $210,700 together with accrued interest became due and payable on April 30, 2005. Four of the note holders threatened to commence legal proceedings. In July 2005 we entered into a settlement agreement and mutual release of claims with four note holders. In the settlement, we issued 2,454,767 shares to the designee of one of the note holders and their attorneys to satisfy $295,000 of the claims. To satisfy all other claims, we agreed to pay $310,000 with 16% interest to the note holders and the former attorney of one of the note holders in $15,000 monthly installments beginning September 15, 2005 until paid. The payment for October was not made, and the four note holders sought judgment against us. On November 4, 2005, the District Court for the City and County of Denver, Colorado entered judgment in favor of the four note holders and against the Company for $290,000 plus interest at 22% and cost of collection, including attorney fees. On February 8, 2006 the Court ordered this judgment vacated. We have filed counterclaims against the noteholders, their attorneys and a former director. The counterclaims seek rescission of the settlement agreement, restitution of the payments made thus far under the settlement agreement, rescission of the notes, and damages for breach of fiduciary duty and civil conspiracy.

               On December 5, 2005, Lloyd Parrish, a former director of the Company, and his wife, Carol Parrish, filed suit in the District Court for El Paso County, Colorado. The complaint seeks money damages for failure to pay in full certain promissory notes in the aggregate principal amount of $86,587.50, plus accrued interest and costs, including attorney fees. The Company is vigorously defending this case. See Certain Relationships and Related Transactions — Loans.

Item 4. Submission of Matters to a Vote of Security Holders.

               We held a special meeting of shareholders on April 10, 2006. The shareholders elected Michael J. Gelmon and Cory H. Gelmon as directors and approved the new management agreements with them. The shareholders also approved an Amendment to the Restated Articles of Incorporation with Amendments and an Amendment to the 2004 Human Resources Incentive Plan (the “Incentive Plan”) and the options issued thereunder. The shareholders ratified the appointment of Schwartz Levitsky Feldman LLP to audit our financial statements for 2005.

               Under the Amendment to the Restated Articles of Incorporation with Amendments, our authorized capital stock is now 5,000,000,000 shares of common stock and 1,000,000,000 shares of preferred stock, all no par value. Previously, our authorized capital was 500,000,000 shares of common stock and 100,000,000 shares of preferred stock.

               Under the Amendment to the Incentive Plan, the maximum number of options and shares available increased from 50,000,000 to 1,000,000,000.

               Of the 205,600,944 shares eligible to vote at the meeting, 166,854,500 (81.15%) of the shares voted, a quorum. The following table summarizes the voting.

Matter	For	Withheld/Against	Abstain	% For
Election of Directors Michael J. Gelmon Cory H. Gelmon	160,938,652 160,938,652	3,564,847 3,564,847	N/A N/A	96.45% 96.45%
New Management Agreements	88,196,907	5,945,817	874,902	92.82%
Amendment to Restated Articles	89,057,520	5,880,704	79,402	93.73%
Amendment to Incentive Plan	88,081,704	6,867,520	68,402	92.70%
Auditors	161,848,315	4,530,782	475,403	97.00%

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

               Our Common Stock is traded on the National Association of Securities Dealers, Inc. (the “NASD”) OTC Bulletin Board under the symbol "BANY”. The following are the high and low bid prices for each quarter within the last two fiscal years and the current fiscal year to date:

Year	Quarter	Bid Price
		High	Low
2004	First Second Third Fourth	$.33 $.27 $.20 $.19	$.23 $.15 $.09 $.10
2005	First Second Third Fourth	$.24 $.28 $.12 $.045	$.10 $.04 $.02 $.005
2006	First Second (through April 12, 2006)	$.045 $.031	$.0035 $.016

               As of the date hereof, there were approximately 600 record holders of our Common Stock. This does not reflect an estimated 1,800 shareholders that hold their shares in street name.

               No dividends were declared since December 31, 2002. We presently intend to retain our earnings to fund development of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of common stock are entitled to receive such dividends as may be declared by our board of directors. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities authorized for issuance under equity compensation plans.

               The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2005. The disclosure refers to options or warrants under the Incentive Plan unless otherwise specifically stated.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans to be approved by security holders	28,635,000*	$0.06	971,365,000
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	28,635,000	$0.06	971,365,000

               *41,310,000 additional options were issued during the first quarter of 2006 at exercise prices ranging from $0.006 to $0.02 per share. Also, 14,935,000 outstanding options as of December 31, 2005 were repriced to $0.01. In addition, 4,200,000 options previously issued were cancelled, expired or otherwise deemed void.

               Please refer to Item 10. Executive Compensation, for additional information regarding securities authorized for issuance under the Incentive Plan.

Recent Sales of Unregistered Securities.

               During 2003, we sold 9,989,071 shares of common stock that were not registered under the Securities Act of 1933. Of these shares, we sold 7,940,500 to 30 investors for $890,115 in cash, an average of $.11 per share. The sales to eleven of these investors involved an aggregate of 4,910,000 units consisting of one share plus one warrant to purchase one share of common stock at purchases prices from $.10 to $.25. These warrants have expired. Sales to four investors were the result of the investors exercising warrants they held prior to 2003 to purchase an aggregate of 350,000 shares for $35,000, or $.10 per share. Of the remaining 2,048,571 shares, we sold 1,850,571 shares to six consultants and employees in consideration for services rendered to us valued at $265,500, or an average of $.14 per share, and issued 198,000 shares to pay part of the balance due on a promissory note.

               In 2004, we sold 12,520,827 shares of common stock that were not registered under the Securities Act of 1933 to 47 investors. Of these shares, we sold 9,116,827 shares for $877,470 in cash, an average of $.10 per share. The sales to two of these investors involved units consisting of one share plus one option to purchase one share of common stock. One of our investors purchased 3,125,000 shares and an option to purchase 3,125,000 shares exercisable at $.08 per share until September 15, 2007 for $250,000. Another investor purchased 1,000,000 shares and an option to purchase 1,000,000 shares exercisable at $.10 per share until May 31, 2005 for $100,000. The sales to three investors were the result of the investors exercising options they held granted prior to 2004 to purchase an aggregate of 300,000 shares for $30,000, or $.10 per share. Shares sold for consideration other than cash totaled 3,404,000. We sold 2,680,428 shares to fifteen consultants and employees in consideration for services rendered to us valued at $.12 to $.25 per share. We issued an aggregate of 720,000 shares to pay outstanding indebtedness to two creditors, including 650,000 shares to pay in full the balance due on a promissory note, and 70,000 shares to pay an account payable. We issued 3,572 shares to correct a pricing error in connection with a prior sale to an investor. Finally, we sold the convertible notes and warrants to certain purchasers in the transactions described in Certain Relationships and Related Transactions – Securities Purchase Agreements – 2004 Securities Purchase Agreement.

               First quarter of 2005. We issued an aggregate of 2,300,000 shares to three management and marketing consultants for services rendered and to be rendered in 2005, valued at $.22 per share, and we sold additional convertible notes and warrants to certain purchasers in the transactions described in Certain Relationships and Related Transactions – Securities Purchase Agreements – 2004 Securities Purchase Agreement. We sold 600,000 shares for $60,000 to area developers and franchisees, and we sold 50,000 shares for $5,000 to an investor.

               Second quarter of 2005. During the second quarter of 2005, we issued an aggregate of 1,277,721 shares to seven consultants for services rendered valued at $139,717, an average of $.11 per share, we sold 340,000 shares for $34,000, an average of $0.10 per share to three franchisees and area developers, we sold to one investor 100,000 shares at $.10 per share, and we sold additional convertible notes and warrants to certain purchasers. See Certain Relationships and Related Transactions – Securities Purchase Agreements – 2004 Securities Purchase Agreement. In addition, we issued 300,000 shares upon the exercise of options under our 2004 Human Resources Incentive Plan for services rendered valued at the $.14 per share exercise price.

               Third quarter of 2005. We issued 2,454,767 shares to partially settle threatened legal proceedings as set forth in Description of Business – Legal Proceedings.

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

               On September 13, 2005, we issued 2,000,000 shares for services valued at $80,000 under the consulting agreement described in Certain Relationships and Related Transactions – Consulting Agreement.

               We sold an aggregate of 3,183,332 shares: 750,000 shares to four consultants for services rendered valued at $23,250, an average of $0.031 per share; and 2,433,332 shares for $49,000, an average of $0.02 per share to three franchisees and an area developer. We sold additional convertible notes and warrants, not included in the 3,183,332 shares described above, to certain purchasers in the transactions described in Certain Relationships and Related Transactions – Securities Purchase Agreements – 2004 Securities Purchase Agreement.

               Fourth quarter of 2005. We issued 3,000,000 shares for legal consulting services. The shares were registered under the Securities Act of 1933 on December 16, 2005.

               First quarter of 2006. We issued 2,200,000 shares to two investors upon conversion of $110,000 in outstanding convertible notes. We also issued 14,285,714 shares in connection with the business acquisition described in Certain Relationships and Related Transactions – Premier Acquisition and 1,000,000 shares as compensation to our new Chief Operating Officer. See Executive Compensation – Employment and Other Compensation-Related Agreements with Management. In addition we issued 1,233,333 shares to two investors to adjust the subscription price to reflect a decline in market price of the shares and 1,000,000 shares to an investor for $10,000 that we received in 2004.

               The sales of securities discussed above do not include shares issued to the Chief Executive Officer and the President and Chief Financial Officer in connection with certain acquisitions. Please refer to Certain Relationships and Related Transactions – Chiropractic USA and Franchise Support Network Acquisitions.

Basis of exemption from registration

               We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares to investors, the sale of the convertible notes and warrants and the issues to pay debt and for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions, except that in connection with the sale of 1,834,047 shares to sixteen investors for $184,805 in cash, we do not have reasonable grounds to believe that the investors were actually accredited. No claims are pending or have been asserted with respect to any of these sales.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation for 2006

               Liquidity and Capital Resources. We expect to be in a positive cash flow position by the end of 2006 as a result of the acquisition of a diagnostic testing business that we believe will generate positive cash flow and the rapid rise in our franchise revenue.

               We entered into an agreement that provides $3,000,000 from the sale of convertible notes to an investment group. We received $2,235,000 in the first quarter of 2006 and expect to receive $765,000 over the remainder of 2006 from the sale of convertible notes. The first $2,235,000 was used to acquire our diagnostic testing business and as working capital for accounts payable. Most of the latter amount will be used as working capital to fund operations. In 2004 and 2005, we were provided $3,000,000 from the sale of convertible notes to this investment group, $1,200,000 in 2004 and $1,800,000 in 2005.

               The investment group has already converted $1,179,718 in notes to stock. The aggregate outstanding principal amount of the convertible notes is $3,970,282 as of the date hereof. See Certain Relationships and Related Transactions – Securities Purchase Agreements. We believe without assurance that the investment group will convert the rest of the notes to stock. However, the rate of conversion has become negligible as a result of the decrease in our stock price, to which the rate of conversion is tied. If these trends persist, all of the remaining debt may not be converted when the convertible notes begin to come due in the fourth quarter of 2006. We intend to refinance, extend or otherwise restructure this debt before it becomes due. In the event we are unable to do so, we may have to file for protection under the federal bankruptcy laws and we may be unable to continue in operation as a going concern.

               Revenue has risen with the advent of our diagnostic testing business and the increase in the number of franchises. However, it is likely that additional liquidity and capital resources will be necessary to defray our ongoing expenses. We are considering financing for an inventory of NCV testing equipment.

               We now have eighty-seven franchised locations. During 2005, we were able to increase the number of franchises primarily by breaking into the Phoenix, Arizona market. This is significant, as it gives us our first concentrated market in the country in which a large number of clinics will be operated and marketed under the Chiropractic USA brand. This will serve as an example and a catalyst for practitioners in other markets that are considering becoming Chiropractic USA franchisees.

               Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics in Louisiana that had a loss of $414,833 in 2004 by selling their assets and discontinuing their operations. The assets disposed of, mainly accounts receivable, were valued at approximately $926,000. As a result of the disposition, there was a significant decrease in the number of employees. A consultant, six chiropractors and ten support staff from these clinics are no longer on our payroll. We gained $242,187 on the sale. The disposition of the clinics eliminates an operation that was being supported by franchise operations. Under deferred payment terms of a ten-year note issued by the purchaser, we expect to receive more than $100,000 in principal and interest for 2006 and the remaining term of the note. These clinics also signed franchise agreements that are expected to generate significant royalties.

               In 2005 we formed a joint venture with a diagnostic testing business. We acquired the stock and customer base of another diagnostic testing business from the owners for $700,000 that we transferred to our joint venture. During the first quarter of 2006, we acquired all of the diagnostic testing business that is now operated as a wholly owned subsidiary. The acquisition increased the number of employees by forty-three.

               Our plan of operation for the remainder of fiscal 2006 is as follows:

To develop the diagnostic testing business that has generated a positive cash flow;

To increase the number of franchises by direct marketing of franchises and recruiting area developers;

To increase fees and royalty income from existing and new franchises;

To convert the Convertible Notes to equity; and,

To obtain additional equity financing.

               To date our operations have not been self-sustaining. Our independent registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern because we have incurred net losses during 2005 and had a stockholders’ deficit and working capital deficiency at year end. We continue to incur net losses and to have a stockholders’ deficit and a working capital deficiency. Should we be unable to implement our plan of operation, our expansion plans may be curtailed, and we may not be able to continue in operations.

Financial condition at December 31, 2005 and 2004

               December 31, 2005. Stockholders’ deficit was $701,513 and we had a working capital deficiency of $1,548,848. Principal internal sources of liquidity in 2005 included the sale of $1,800,000 in convertible notes, $137,912 from selling shares to investors and $1,090,790 in revenue from operations.

               December 31, 2004. Stockholders deficit was $1,397,205 and working capital deficiency was $1,964,581. Principal sources of liquidity in 2004 included the sale of $1,200,000 in convertible notes, $877,470 from selling shares to investors and $465,729 in revenue from franchised operations. As a result of the disposition of the Company-owned clinics we no longer have revenue from patient services.

Results of operation for 2005 and 2004

               Loss from operations increased to $2,521,675 in 2005 from $2,495,476 in 2004.

               Revenue increased to $1,090,790 in 2005 from $465,729 in 2004. The diagnostic testing business produced $218,528 in revenue. Revenue from franchised operations increased to $872,262 in 2005 from $465,729 in 2004. This was caused by the large increase in the number of Chiropractic USA franchises as we rolled out our franchise program and rapidly built up our brand.

               Selling, general and administrative expenses increased to $3,346,814 in 2005 from $2,854,653 in 2004 as a result of increases in investor relations, fees and management compensation.

               We also incurred interest expense of $1,876,990 from the conversion of convertible notes. As a result, net loss from continuing operations increased from $2,644,513 in 2004 to $4,645,817 in 2005.

               We had losses from the discontinued operations of the Company-owned clinics in the amount of $172,646 in 2004. Giving effect to the discontinued operations, overall net loss increased from $2,817,159 in 2004 to $4,645,817 in 2005.

Results of operation in 2004 and 2003

               Revenue from franchised operations increased to $465,729 in 2004 from $54,138 in 2003. This was caused by the large increase in the number of Chiropractic USA franchises as we rolled out our franchise program and rapidly built up our brand.

               Selling, general and administrative expenses decreased from $3,335,478 in 2003 to $2,854,653 in 2004. In 2004, $1,422,265 of these expenses consisted of non-cash compensation expenses: $339,075 recorded as a result of the sale of shares to franchisees and area representatives at less than fair market value, $382,370 representing the value of shares issued for services, and $700,820 recorded in connection with stock options granted to franchisees, area developers, consultants and investors. These figures were significantly greater in 2003: $2,238,529, $1,397,590, $71,500 and $769,439, respectively. General and administrative expenses, particularly management salaries, are expected to increase in 2006 as a result of additions to management and increases in compensation to our chief executive officer and our president and chief financial officer.

               As a result of the increase in revenue and decrease in selling, general and administrative expenses, net loss from continuing operations decreased from $3,440,785 in 2003 to $2,644,513 in 2004.

               We had losses from the discontinued operations of the Company-owned clinics of $414,833 and $478,588 in 2004 and 2003, respectively. In 2004, we realized a $242,187 gain on the sale of the assets of this business. Giving effect to the discontinued operations, overall net loss decreased from $3,919,373 in 2003 to $2,817,159 in 2004.

Item 7. Financial Statements.

BANYAN CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Amounts expressed in US Dollars)

F-i

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Banyan Corporation

We have audited the accompanying consolidated balance sheet of Banyan Corporation as of December 31, 2005 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Corporation as at December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 (as restated – see note 1) in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has a working capital deficiency and net stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada
April 10, 2006	Chartered Accountants

1167 Caledonia Road
Toronto, Ontario M6 A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$2,206
Accounts receivable	243,130
Current portion of note receivable (Note 3)	66,882

Total current assets	312,218

Note receivable (Note 3)	732,642
Intangible Asset - customer list (Note 3)	659,167
Other assets, net (Note 8)	157,039

$1,861,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable (Note 11)	$640,025
Accrued interest	122,148
Other liabilities (Note 12)	182,844
Debt settlement (Notes 7 and 12)	303,602
Current portion of convertible notes (Note 8)	147,681
Notes payable (Note 9)
Related parties	107,157
Others	88,840

Total current liabilities	1,592,297

Convertible note (Note 8)	880,282
Notes payable (Note 9)	90,000

2,562,579

Commitments and contingencies (Notes 4, 5, 7, 9, 11, 12 and 16)

Stockholders' deficit (Notes 2, 3, 7, 8, 10, 11, 15 and 16)
Preferred stock; no par value; 100,000,000 shares authorized	-
Common stock; no par value; 500,000,000 shares
authorized; 159,831,898 shares issued and outstanding	16,075,581
Deferred compensation costs	(108,479)
Common stock to be issued	82,250
Accumulated deficit	(16,750,865)

Total stockholders' deficit	(701,513)

$1,861,066

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)

	2005	2004
		Restated
		(Note 1)

Revenue from franchised clinics	$872,262	$465,729
Revenue from diagnostic business	218,528	-

	1,090,790	465,729

Franchise cost	265,651	106,552
Selling, general and administrative expenses	3,346,814	2,854,653

	3,612,465	2,961,205

Loss from operations	(2,521,675)	(2,495,476)

Other expense

Loss on settlement of debt (Note 7)	(250,000)	-
Interest income	9,998	-
Interest expense:
Related parties	(7,150)	(8,619)
Other	(1,876,990)	(140,418)

Loss from continuing operations	(4,645,817)	(2,644,513)

Discontinued operations (Note 3)
Loss from operations of discontinued subsidiary	-	(414,833)
Gain on disposal of net assets of subsidiary	-	242,187

	-	(172,646)

Net loss	$(4,645,817)	$(2,817,159)

Loss from continuing operations per common share:

Basic and diluted	$(0.05)	$(0.05)

Net loss per common share:

Basic and diluted	$(0.05)	$(0.05)

Weighted average number of common
shares- outstanding - basic and diluted	94,038,833	57,155,110

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)

						Common
						stock		Stock-
	Preferred stock		Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit
Balances at January 1, 2004	187,190	$334,906	53,440,917	$7,998,351	$(182,670)	$3,500	$(9,287,889)	$(1,133,802)
Issuance of common stock for services (Note 10)			2,254,000	382,370				382,370
Issuance of common stock for services (Note 10)			500,000	123,250	(123,250)			-
Stock compensation plans (Notes 1 and 10)				700,820				700,820
Conversion of notes payable to equity (Note 10)			650,000	89,282				89,282
Common stock issued for cash (Note 10)			3,881,827	425,220				425,220
Common stock issued for cash and services
of $422,250 and services of $339,075 (Note 10)			4,935,000	761,325				761,325
Issuance of common stock for options exercised (Note 10)			300,000	30,000				30,000
Stock redeemed (Note 10)			(9,600,000)	(1,440,000)				(1,440,000)
Stock reissued (Note 10)			3,000,000	450,000				450,000
Stock to be issued			(700,000)	(70,412)		70,412		-
Amortization of deferred compensation					285,378			285,378
Beneficial conversion (Notes 1 and 8)				880,000				880,000
Warrants issued with convertible notes (Notes 1 and 8)				75,351				75,351
Net loss (Note 1)							(2,817,159)	(2,817,159)
Balances at December 31, 2004 (Restated see Note 1)	187,190	334,906	58,661,744	10,405,557	(20,542)	73,912	(12,105,048)	(1,311,215)
Issuance of common stock for services (Note 10)			2,300,000	506,000	(506,000)			-
Issuance of common stock for services (Note 10)			9,127,721	399,968				399,968
Stock compensation plans (Note 10)				340,680				340,680
Common stock issued for cash (Note 10)			2,583,332	64,000				64,000
Common stock issued for cash and services
of $94,000 and services of $33,500 (Note 10)			940,000	127,500				127,500
Common stock issued for debt settlement (Note 7)			2,454,767	295,000				295,000
Conversion of convertible notes
(net of finance fees of $108,725) (Notes 8 and 10)			69,400,000	1,032,280				1,032,280
Issuance of common stock for acquisition of assets
of Franchise Support Network, Inc. (Notes 3 and 10)			10,047,666	-				-
Stock reissued (Note 10)			6,600,000	990,000				990,000
Stock subscribed issued during the year			700,000	73,912		(73,912)		-
Exercise of options for services (Note 10)			300,000	42,000				42,000
Stock to be issued			(3,283,332)	(82,250)		82,250		-
Transfer of preferred stock (Note 10)	(187,190)	(334,906)		334,906				-
Amortization of deferred compensation					418,063			418,063
Beneficial conversion (Note 8)				1,410,983				1,410,983
Warrants issued with convertible notes (Note 8)				135,045				135,045
Net loss							(4,645,817)	(4,645,817)
Balances at December 31, 2005	-	$-	159,831,898	$16,075,581	$(108,479)	$82,250	$(16,750,865)	$(701,513)

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)

	2005	2004
		Restated
		(Note 1)

Cash flows from operating activities
Net loss	$(4,645,817)	$(2,817,159)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operations	-	414,833
Gain on disposition of discontinued operations	-	(242,187)
Loss on settlement of debt	250,000	-
Stock and options issued for services	816,148	1,422,265
Amortization of deferred compensation	418,063	285,378
Amortization of assets	184,233	15,246
Amortization of beneficial conversion	1,490,986	69,361
Expenses paid by convertible note	24,000	37,436
Note payable written-off	-	(45,000)
Foreign exchange on note payable	-	17,500
Changes in assets and liabilities from continuing operations:
Accounts receivable	(213,130)	(22,754)
Prepaid expense	22,575	-
Accounts payable, accrued expenses and debt settlement	508,567	53,914
Cash flows used in discontinued operations	-	(273,425)

Net cash used in operating activities	(1,144,375)	(1,084,592)

Cash flows from investing activities:
Proceeds on note receivable	24,983	-
Customer list purchased	(700,000)	-

Net cash used in investing activities	(675,017)	-

Cash flows from financing activities
Net repayments on notes payable, related parties	(11,893)	(4,530)
Proceeds from notes payable, other	90,000	-
Net proceeds from long term debt	1,584,546	377,103
Deferred finance fees	-	(5,000)
Payments on long term debt and notes payable	-	(8,000)
Proceeds from issuance of common stock and exercise
of options and warrants	158,000	877,470
Cash flows used in discontinued operations	-	(161,715)

Net cash provided by financing activities	1,820,653	1,075,328

Net increase (decrease) in cash	1,261	(9,264)

Cash and cash equivalents, beginning of year	945	10,209

Cash and cash equivalents, end of year	$2,206	$945

(continued)

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)

	2005	2004
		Restated
		(Note 1)
Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$703

Supplemental disclosure of net proceeds from
long term debt:

Convertible note
Convertible note, issued	$1,910,000	$1,200,000
Finance fees capitalized	(241,454)	(177,956)
Expenses	(24,000)	(37,436)
Prepaid interest	(60,000)	(22,575)
Southern Health Care Inc. loan repaid	-	(584,930)

	$1,584,546	$377,103

Supplemental disclosure of non-cash investing and
financing activities:

Sale of assets of Southern Health Care Inc.
Carrying value of net assets	$-	$471,278
Liabilities not assumed by purchaser	-	111,042
Note receivable issued	-	(824,507)

Gain on sale of subsidiary	$-	$(242,187)

Common stock issued in satisfaction of notes
payable (Note 9)	$-	$89,282

Supplemental disclosure of changes in accounts
payable, accrued expenses and debt settlement:

Change in accounts payable, accrued expenses and debt
settlement perbalance sheet	$(412,293)	$731,492
Non-cash items affecting accounts payable, accrued
expenses and debt settlement:
Stock issued for settlement of debt	295,000	-
Loss on settlement of debt	(250,000)	-
Notes payable transferred to settlement of debt	(174,140)	-
Stock (redeemed) reissued to an officer included in
accounts payable	990,000	(990,000)
Accounts payable related to Southern Health Care Inc.	-	275,734
Interest on notes payable transferred to common stock	-	36,688
Prepaid interest	60,000	-

	$508,567	$53,914

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)

1.	Organization, principles of consolidation, restatement, going concern, results of operations and management’s plans: Organization and principles of consolidation:

Banyan Corporation (the “Company”), an Oregon corporation, was incorporated on June 13, 1978. The Company operates in two segments of the health care industry: diagnostic imaging and franchising Chiropractic USA chiropractic clinics. All clinics are operated by independent entrepreneurs under the terms of franchise arrangements (franchisees).

The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries, Diagnostic USA, Inc. (a Colorado corporation), Banyan Financial Services, Inc. (a Colorado corporation), Franchise Support Network Inc. (a Canadian corporation) and its majority-owned (90%) subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Health Care, Inc. (a Colorado corporation) and Southern Diagnostics, Inc. (a Colorado corporation) in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Health Care, Inc. and Southern Diagnostics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Banyan Financial Services Inc., Franchise Support Network Inc. and Diagnostic USA, Inc. have not commenced operations. Southern Health Care sold its chiropractics clinics effective at the end of 2004 and ceased operations.

Losses attributable to the minority interest in Chiropractic USA, Inc. have been consolidated into Banyan Corporation.

Restatement

Due to an error in calculating volatility included in the Black-Scholes option-pricing model, the Company has restated its 2004 financial statements. The restatement had the effect of increasing the stock compensation expense by $287,870. The value of the warrants issued along with the convertible note (see Note 8) was $75,351 and the beneficial conversion already recorded was increased by $80,000. An amortization expense in the amount of $69,361 has been recorded regarding the beneficial conversion on convertible notes; this expense was omitted when producing 2004 financial statements. These restatements had the following effects for the year ended December 31, 2004:

	As previously stated	Restatement	As restated

Loss from continuing
operations	(2,287,282)	(357,231)	(2,644,513)
Net loss	(2,459,928)	(357,231)	(2,817,159)
Common stock	9,962,336	443,221	10,405,557
Accumulated deficit	(11,747,817)	(357,231)	(12,105,048)
Long-term liabilities	400,000	(85,990)	314,010
Loss per share	(0.04)	(0.01)	(0.05)

The consolidated statements of cash flows for the year ended December 31, 2004 was restated to be consistent with SFAS 95 to report cash flows related to discontinued operations.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
1.	Organization, principles of consolidation, restatement, going concern, results of operations and management’s plans (continued): Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created stockholders’ deficit and working capital deficiencies of $701,513 and $1,280,079, respectively, as of December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises, and increasing collections of receivables from franchisees, developing the diagnostic imaging business.

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

Accounts receivable:

Accounts receivable are uncollateralized and consist primarily of receivables from franchisees and diagnostic services. Management reviews accounts receivable periodically for collectibility, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At year end, no allowance for doubtful accounts was considered necessary.

Revenue recognition:

Fees from franchised clinics include initial franchise fees and continuing franchise and marketing fees. Initial fees are recognized as revenue on the opening of a clinic when the Company has performed substantially all initial services required by the franchise arrangement. Continuing fees for franchise and marketing are recognized as revenue based on a percentage of cash collected. Revenue from diagnostic services is recognized on an estimated collection basis. The Company is allocated 30% of gross cash collections; less the cost of the doctors’ time with respect to its 1% interest in the limited liability company that owned operated this business until its acquisition in 2006. See Note 16 – Subsequent events.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
2.	Summary of significant accounting policies (continued): Comprehensive income:

SFAS No. 130, Reporting Comprehensive Income, establishes accounting and reporting requirements for comprehensive income. During the years ended December 31, 2005 and 2004, the Company had no components of comprehensive income to report.

Foreign currency translation:

Operating revenue and expenses arising from foreign currency transactions are translated into US dollars at exchange rates in effect on the date of the transactions. Monetary assets and liabilities are translated into US dollars at the exchange rate in effect on the date of the balance sheet. Gains or losses arising from the translations are included in earnings.

Income taxes:

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are established against assets that are not likely to be realized.

Intangibles and impairment of long-lived assets:

Intangible asset, which is comprised of a customer list (see Note 3), is amortized in a straight-line basis over ten years. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its review, management does not believe that any impairment of long-lived assets exists at December 31, 2005.

Advertising:

Advertising costs are expensed as incurred. For the years ended December 31, 2005 and 2004, advertising costs were approximately $320,000 and $114,000, respectively.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2005 and 2004, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
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

	2005	2004
		Restated
		(Note 1)
Net loss, as reported	$(4,645,817)	$(2,817,159)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards	(781,000)	(464,000)
Net loss, pro forma	$(5,426,817)	$(3,281,159)
Basic and diluted loss
per share, as reported	$(0.05)	$(0.05)
Basic and diluted loss per share, pro forma
per share, pro forma	$(0.06)	$(0.06)

The fair value of each option and grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2005 and 2004: dividend yield of zero; expected volatility ranging from 107% to 158% (2004 - 118%); risk-free interest rates of 4% (2004 – 3.5%); and an expected term of 5 years.

Business segments:

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. During 2005, the Company operated in two business segments: franchising chiropractic clinics and diagnostic services. During 2004, the Company operated in two business segments, chiropractic services and franchising chiropractic clinics. The chiropractic services business was sold at the end of 2004. (See Note 14)

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
2.	Summary of significant accounting policies: Recently issued accounting pronouncements:

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that all allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2006. Management does not expect the adoption of SFAS No. 151 to have a significant impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67. This statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS No. 152 are effective in fiscal years beginning after June 15, 2005. As such the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2006. Management does not expect the adoption of SFAS No. 152 to have a significant impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29. SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company was required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The adoption of SFAS No. 153 did not have a material effect on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees. SFAS No. 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS No. 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS No. 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ending March 31, 2006. Retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS No. 123R on its consolidated financial statements.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
2.	Summary of significant accounting policies (continued): Recently issued accounting pronouncements (continued):

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2006. The Company is currently evaluating the impact of SFAS No. 154 on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2007. The Company is currently evaluating the impact of SFAS No. 155 on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2007. The Company is currently evaluating the impact of SFAS No. 155 on its financial statements.

3.	Business acquisitions and dispositions:

In September 2001, the Company, entered into an agreement with Advanced Health Center, Inc. (“Advanced”) of Lake Charles, Louisiana to purchase three chiropractic clinics and their operating assets for $1,150,000. On June 26, 2002, the Company’s subsidiary, Chiropractic USA, Inc. assigned its right to acquire the clinics to Southern Health Care, Inc., (”Southern”) a newly formed Colorado holding company with no other assets, in exchange for a management agreement and franchise agreements. Southern is wholly owned by the Company’s chief executive and chief financial officer. This assignment was undertaken at the request of the financial institution funding the acquisition to accommodate their desired organizational structure for the transaction. On July 29, 2002, Southern completed the acquisition of Advanced. As part of the agreement to purchase Advanced, the Company agreed to issue an aggregate of 2,300,000 shares of its common stock, valued at $345,000 as guarantee and loan fees. The guarantee and loan fees were being amortized over the three-year term of the loan. However, in November 2004, the Company repaid in full the guaranteed loan and wrote-off the unamortized balance of the guarantee. In December 2004, the net assets of Southern were transferred to Chiropractic USA, which in turn sold the net assets to a third party. The sale included accounts receivable with a book value of approximately $650,000, furniture, fixtures and equipment with a book value of approximately $102,000 and accounts payable with a book value of approximately $224,000. The sale agreement is for $1,000,000 minus $175,493 of accounts payable, the company assuming $50,000 of accounts payable, in exchange for a promissory note of $824,507, bearing interest at 5% starting, principal and interest, in September 2005. Principal and interest amounts will be paid in 120 monthly installments. The promissory note is secured by all current and future acquired assets of the purchaser.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
3.	Business acquisitions and dispositions (continued):

As of December 31, 2005, the note receivable was as follow:

Total receivable	$799,524
Less: current portion	(66,882)

$732,642

On May 7, 2001, the Company made an offer to purchase all of the issued and outstanding shares of Franchise Support Network, Inc. (“FSN”) in exchange for 34,047,666 shares of the Company’s Class A common stock. The Company issued an aggregate of 24,000,000 shares of its common stock to the shareholders of FSN, Michael and Cory Gelmon, on November 30, 2002 and 10,047,666 on March 18, 2005. The transaction has been accounted for by the Company under guidance provided by SAB No. 48 (Topic 5-G), Transfers of Nonmonetary Assets by Promoters or Shareholders. Accordingly, the assets of FSN have been recorded at the transferors’ historical cost basis, which is zero, as FSN had no assets as of the acquisition date, had not commenced operations and expenses since inception were not material.

In March 2005, the Company entered into an agreement with Nationwide Diagnostic Solutions, Inc. (“Nationwide”) to acquire all their shares. On May 27, 2005, the Company’s wholly-owned subsidiary, Diagnostic USA, Inc. assigned its right to acquire Nationwide to Southern Diagnostics, Inc. (“Southern”) a newly formed Colorado holding company with no other assets, in exchange for a management agreement. Southern is wholly owned by the Company’s chief executive and chief financial officer. In May 2005, Southern completed the acquisition of Nationwide for $700,000 paid in cash. The $700,000 represents the value of the customer list and is amortized over a ten-year period, which is the period of the management agreement.

As of December 31, 2005, the net book value of the customer list is as follow:

Customer list purchased	$700,000
Less: accumulated amortization	(40,833)

$659,167

Amortization expense for each of the five years ended after December 31, 2005 is expected to be $70,000.

4.	Franchise Operations:

As of December 31, 2005, the Company’s subsidiary, Chiropractic USA Inc., has entered into eighty-seven franchise agreements covering eighty-seven locations. Franchise agreements are for ten-year terms. The franchise agreements provide for payment of percentage royalties, contribution to a national advertising fund, and charges for additional services selected by the franchisee. New practitioners pay a franchise fee in addition to these charges. Some franchise agreements cover more than one location.

As of December 31, 2005, Chiropractic USA Inc., has entered into fourteen area developer agreements. Area developer agreements are for five-year terms. An area developer is responsible for developing a number of additional Chiropractic USA franchised locations within an exclusive territory. Area developers are paid a percentage of the royalties collected in the territory. An area developer typically enters into one or more franchise agreements.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
5.	Lease commitments:

The Company leases office space in Los Angeles, California under a month-to-month lease for $250 per month. The Company also sub-leases office space in Alberta, Canada from a related party under lease agreement for $3,201 per month. The lease expires on April 30, 2006. Total commitment for 2006 is approximately $45,000..

6.	Income taxes:

The Company did not incur income tax expense for the years ended December 31, 2005 and 2004. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2005 and 2004 was due primarily to the tax effect of the change in the valuation allowance.

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

The following is a summary of the Company’s deferred tax assets and liabilities arising from differences in financial statement and income tax bases for the following assets as of December 31, 2005:

Net operating loss carry forward	$4,634,200
Deferred tax asset valuation allowance	(4,634,200)

$-

At December 31, 2005 the Company has approximately $13,530,000 of unused federal net operating loss carry forwards, which expire from 2006 through 2025. A valuation allowance has been provided to reduce the deferred tax assets to zero, as realization is not assured. In addition, due to the change in control of the Company in 2002, the net operating loss carry forwards may be limited. Of the total losses, $4,293,000 have not yet been assessed by the IRS. The Company may have tax filing obligations in Canada which is currently being evaluated.

7.	Debt settlement:

On July 13, 2005, the Company settled a dispute over certain debt instruments. Under the terms of the settlement, the Company issued 2,454,767 shares in satisfaction of $295,000 of the debt settlement amount and agreed to pay $310,000 with interest of 16% to the note holders and the former attorney of one of the note holders in monthly installments beginning September 15, 2005 until paid. As a result of this settlement, the Company recorded a loss on settlement of debt in the amount of $250,000.

The monthly installments for October through December 2005 were not paid (See Note 12).

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
8.	Convertible note and other assets:

Face value of note	$1,858,995
Less: unamortized discount	(941,032)
Less: current portion	(37,681)

$880,282

The Company has entered into an agreement to sell $3,000,000 in convertible notes. The proceeds were advanced in stages.

The convertible notes have a term of two years and bear interest at 10%. Four months of interest was paid upon issuance. Interest that was not paid in advance is payable monthly. In any month in which the stock price is greater than $0.22, the interest for that month shall be zero.

The notes are immediately convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.22 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 40%. Effective February 8, 2006, the Company agreed to increase the discount to 50%.

Lenders received for each $1.00 of note, warrants to purchase one share of the Company’s common stock. Warrants have a five-year term from the date of issuance with an exercise price equal to $0.40 per share. Warrants are issued at the same time the proceeds are received.

During 2004, the first advance of the $1,200,000 was received, and 1,200,000 warrants were issued, valued at $75,351 based on the Black-Scholes option-pricing model. Financing fees related to the first advance amounted to $182,956. The fees were capitalized and are being amortized over the two-year term of the note. The note is due in November 2006. During 2005, the second and third advance of $800,000 and $1,000,000 respectively were received, and 1,800,000 warrants were issued, valued at $135,045 based on the Black-Scholes option-pricing model. Financing fees related to the second and the third advance amounted to $241,454. The fees were capitalized and are being amortized over the two-year term of the notes. The notes are due in February 2007 for the second advance and in May 2007 for the third advance.

As of December 31, 2005, the net book value of the finance fees is as follow:

Finance fees capitalized, net	$250,448
Less: accumulated depreciation	(93,409)

$157,039

As a result of the advances in the amount $3,000,000 on account of the convertible note, a beneficial conversion in the amount of $880,000 in 2004 and $1,410,983 in 2005 have been deducted from the face value of the notes and are amortized over the two-year period term of the notes as interest expense.

During the year, $1,141,005 of the face value of the notes was converted into 69,400,000 shares. $108,725 of unamortized finance fees were deducted from the face value of the notes converted.

Two other convertible notes were issued during the year ended December 31, 2005 for a total of $110,000. The notes were for a term of six months and did not bear interest. The face value of these notes is included in current liabilities. A beneficial conversion in the amount of $80,000 has been deducted from the face value of the notes and was fully amortized at year end. The notes were converted into 2,200,000 shares of common stock after year end.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
9.	Notes payable:

As of December 31, 2005 notes payable consist of the following:

Related Parties

Note payable, family member of the chief executive and chief financial officers;
unsecured; interest at 10%; due January 2006	$50,000
Note payable, entity controlled by chief executive and chief financial officers;
unsecured; interest at 8%; due January 2006	57,157

$107,157

9.	Notes payable (continued): Other current

Note payable; unrelated entity, unsecured; interest at 10%, due June 2002, past due	$5,000
Note payable; unrelated party, unsecured; interest at 10%, due April 2005, past due	33,840
Note payable; unrelated party, unsecured; interest at 10%, due April 2005, past due	50,000
$88,840
Other long term
Note payable; unrelated party, unsecured; interest at 5%, due June 2007	$90,000

10.	Stockholders’ deficit:

Preferred stock:

The Company has 100,000,000 shares of no par value preferred stock authorized.

Common stock:

The Company has 500,000,000 shares of no par value common stock authorized. As of December 31, 2005, there were 159,831,898 shares issued and outstanding. In addition, the Company had 28,635,000 outstanding options, 3,000,000 outstanding warrants and 3,283,332 shares to be issued for subscriptions received before December 31, 2005.

Stock transactions:

During the year ended December 31, 2005, the Company sold an aggregate of 940,000 shares at less than the market value on the date of sale, for $94,000 to franchisees and area developers. As the cash consideration was less than the market value on the sale dates, the Company recorded an expense of $33,500 for the effect of these discounts.

During the year ended December 31, 2005, the Company issued 2,583,332 shares to investors for total cash consideration of $64,000.

During the year ended December 31, 2005, the Company issued 9,127,721 shares for services, valued at $399,968, which was equal to the market price on the date of issue.

During the year ended December 31, 2005, the Company issued 69,400,000 shares as a result of conversion of convertible notes (see Note 8).

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
10.	Stockholders’ deficit (continued):

Stock transactions (continued):

In March 2005, the Company issued 2,300,000 shares valued at $0.22 per share, which was equal to the market price on the date of issues, to three management and marketing consultants.

In March 2005, the Company issued 6,600,000 shares to its chief executive officer. The shares were valued at $990,000 and recorded against the accounts payable.

In March 2005, the Company issued 10,047,666 shares to its chief executive officer and its president and chief financial officer in connection with the acquisition of Franchise Support Network, Inc. (see Note 3).

In June 2005, 300,000 options were exercised for services valued at $42,000.

During the year ended December 31, 2005, the Company cancelled the 187,190 shares of preferred stock issued and outstanding at December 31, 2004 as there is no known record of such shares. The paid up capital of the preferred shares in the amount of $334,906 was transferred to common stock.

During the year ended December 31, 2004, the Company sold an aggregate of 4,935,000 shares at less than the market value on the date of sale, for $422,250 to franchisees and area developers. As the cash consideration for the stock sales was less than the market value on the sales dates, the Company recorded an expense of $339,075 for the effect of these discounts.

During the year ended December 31, 2004, the Company issued an aggregate of 3,881,827 shares to investors at an average price of approximately $0.11 per share for total cash consideration of $425,220.

In February 2004, the Company issued 500,000 shares valued at $0.25 per share, which was equal to the market price on the agreement date, to consultants under twelve month service agreements.

In February 2004, the Company issued 950,000 shares for services rendered. The shares were valued at $212,544 and expensed.

In February 2004, the Company issued 300,000 shares to related parties who exercised options. The company received $30,000.

In August 2004, the Company issued 904,000 shares for services rendered. The shares were valued at $114,376 and expensed.

In August 2004, the Company redeemed 9,600,000 shares from the chief executive officer of the Company. The shares were valued at $1,440,000 and recorded as payable.

In September 2004, the Company issued 650,000 shares valued at $89,282 for cancellation of debt.

In October 2004, the Company issued 250,000 shares for services rendered. The shares were valued at $32,500 and expensed.

In November 2004, the Company issued 150,000 shares for services rendered. The shares were valued at $22,950 and expensed.

In December 2004, the Company reissued 3,000,000 shares to the chief executive officer. The shares were valued at $450,000 and recorded against the payable.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
10.	Stockholders’ deficit (continued):

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

During the year ended December 31, 2005, the Company granted options to purchase 5,710,000 shares of the Company’s common stock at an average price of $0.09 per share to franchisees and area developers. The Company valued these options based on the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $340,680.

During the year ended December 31, 2005, 1,810,000 options expired, 2,085,000 options were cancelled following the disposition of the clinics owned by Southern Health Care, Inc. and termination of employment and 300,000 options were exercised.

In April 2005, the Company granted options to purchase an aggregate of 5,000,000 shares of the Company’s common stock at $0.18 per share to its chief executive officer, its president and chief financial officer and a director of the Company. 4,000,000 shares of the 5,000,000 were re-priced on November 30, 2005 at $0.006 per share to reflect a decline in the market price of the Company’s common stock.

During the year ended December 31, 2004, the Company granted options to purchase 4,565,000 shares of the Company’s common stock at an average price of $0.10 per share to franchisees and area developers. The Company valued these options based on the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $519,520.

In May 2004, the Company granted options to purchase 1,000,000 shares of the Company’s common stock at $0.10 per share to an investor, as incentive for the purchase of 1,000,000 shares. The Company valued the options based on the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $157,000.

In November 2004, the Company granted options to purchase 150,000 shares of the Company’s common stock at $0.10 per share to a consultant for services provided to the Company. The Company valued the options based on the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $24,300.

In November 2004, the Company granted options to purchase an aggregate of 4,000,000 shares of the Company’s common stock at $0.14 per share to its chief executive officer and its president and chief financial officer. Those options were re-priced on November 30, 2005 at $0.006 per share due to reflect changes in the market for the Company’s common stock.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
10.	Stockholders’ deficit (continued): Stock Option (continued):

A summary of options activity for the periods ended December 31, 2005 and 2004 is as follows:

		Weighted average
	Weighted shares	exercise price

January 1, 2004	13,115,000	$0.15
Granted	9,715,000	$0.12
Exercised	(300,000)	$0.10
Expired	(410,000)	$0.55

December 31, 2004	22,120,000	$0.13

Granted	10,710,000	$0.13
Exercised	(300,000)	$0.14
Cancelled	(2,085,000)	$0.18
Expired	(1,810,000)	$0.13

December 31, 2005	28,635,000	$0.06 *

* After giving effect to the re-pricing of 13,000,000 options granted to the chief executive officer and the president and chief financial officer.

The following table summarizes information about stock options outstanding at December 31, 2005.

		Weighted			Weighted
		average	Weighted		average
Range of	Number	remaining	average	Number	exercisable
exercise price	outstanding	contractual life	exercise price	exercisable	price

$0.005-0.049	15,150,000	3.2 years	$0.015	15,150,000	$0.015
$0.05-0.10	4,475,000	2.0 years	$0.084	4,475,000	$0.084
$0.11-0.20	9,010,000	1.9 years	$0.144	9,010,000	$0.144

	28,635,000			28,635,000

11.	Related party transactions:

As of December 31, 2005, included in accounts payable is $68,721 and $31,498, of which $42,000 was to be paid by the issuance of 7,000,000 shares, due to the Company’s chief executive officer and to the president and chief financial officer and to a corporation owned by them, respectively. The payables do not bear interest and have no specific term of repayment.

The Company entered into a management agreement with its chief executive officer and its president and chief financial officer. Under the agreement the chief executive officer and the president and chief financial officer are entitled to receive management fees in the amount of $210,000 each.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
11.	Related party transactions (continued):

In August 2004, the chief executive officer of the Company returned to the Company for cancellation 9,600,000 shares of common stock. These shares were treated as treasury stock available for future issuance. In December 2004, the Company reissued 3,000,000 of those shares to the chief executive officer. In March 2005, the Company reissued the remaining 6,600,000 shares.

In April 2005, the Company granted options to its chief executive officer, its president and chief financial officer and a former director to purchase an aggregate of 5,000,000 shares of the Company’s common stock at $0.18 per share, which was equal to the market price on the agreement date. The options are exercisable through April 2010 and vest immediately. 4,000,000 options were re-priced at $0.006 on November 30, 2005, 1,000,000 options were cancelled when the director resigned effective on September 30, 2005.

On August 15, 2005, the Company entered into a Consulting Agreement with the father of its chief executive officer and its president and chief financial officer. Under the agreement, the Company issued 2,000,000 shares as consideration for consulting services valued at $80,000.

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000. During 2005 and 2004, the Company paid approximately $180,000 and $144,000 respectively to Britannia for these services.

As of December 31, 2004, included in accounts payable was $1,054,644 payable to the chief executive officer and the chief financial officer, of which $990,000 was to be repaid by the issuance of 6,600,000 shares. The payable does not bear interest and has no specific term of repayment.

In November 2004, the Company granted options to its chief executive officer and its president and chief financial officer to purchase an aggregate of 4,000,000 shares of the Company’s common stock at $0.14 per share, which was equal to the market price on the agreement date. The options are exercisable through November 2009 and vest immediately. The options were re-priced at $0.006 on November 30, 2005.

12.	Commitments and contingencies:

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

A former officer and director of the Company was convicted in 1999 in U.S. District Court, Southern District of New York of securities violations occurring in 1996. No claims were made and no proceedings were instituted against the Company relating to these violations. The former officer and director claims that the Company must indemnify him for court-ordered restitution and his expenses, including attorney’s fees, in the criminal proceedings. The Company, based on an opinion of independent legal counsel, has taken the position that indemnification would be improper under the circumstances because the former officer and director had reasonable cause to believe his conduct was unlawful and that indemnification is null and void and unenforceable under the federal securities laws. Given the remote possibility of an unfavorable outcome of any proceeding that may be brought by the former officer and director to enforce his indemnification claim, no amount of potential loss has been accrued. During the years ended December 31, 2005 and 2004, the Company did not pay or incur any expenses, including attorney’s fees, on behalf of the former officer and director. $55,125 of note payable and accrued interest to his attorney, previously recorded, has been written-off in 2004.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
12.	Commitments and contingencies (continued):

As of December 31, 2005 the Company owed $182,844 including accrued interest at the rate of 9% per annum with respect to a stipulated money judgment in favor of a broker-dealer. The judgment was entered in Multnomah County, Oregon pursuant to a settlement agreement entered into in January 2001. This legal proceeding arose from the alleged failure to deliver a stock certificate to the broker- dealer.

During the years ended December 31, 2003 through 2005, the Company sold stock for cash. The sales were made in offerings pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D there under. In connection with the sale of 1,834,047 shares to 16 investors for $184,805 in cash, the Company does not have reasonable grounds to believe that the investors were accredited investors. The investors have not asserted any claims or instituted any legal proceedings with respect to the sales; the potential loss of $184,805 has not been recorded in the books.

In regards to Note 7, a court entered judgment in favor of four note holders and against the Company for $290,000 plus interest at 22% and cost of collection, including attorney fees on November 4, 2005. On February 8, 2006 the Court ordered this judgment vacated. On February 10, 2006, the four note holders requested the Court to reenter judgment. The Company will oppose reentry of judgment and has filed its own claim against the four notes holders, their attorney and a former director for rescission of the settlement agreement, restitution of all money and stock paid to the note holders under the settlement and for damages for breach of fiduciary duty for the actions of one of the note holders and the former director while they were directors.

On December 5, 2005, a former director of the Company and his wife filed suit seeking money damages for failure to pay in full certain promissory notes in the aggregate principal amount of $86,587, plus accrued interest and costs, including attorney fees. The Company is vigorously defending this case. As of December 31, 2005, a liability of $43,992 is recorded in the books for principal and interest with respect to these notes.

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

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
14.	Segment information:

The Company operates in two business segments in 2005: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 2). Both segments operate throughout the United States. The Company evaluates performance based on operating earnings of the respective business units.

As of and during the years ended December 31, 2005 and 2004, the segment results are as follows:

	2005

	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$872,262	$218,528	$-	$1,090,790
Internal income (expenses)	(900,000)	-	900,000	-
Segment operating income (loss)	(928,828)	107,826	(3,824,815)	(4,645,817)
Total assets	891,091	810,730	159,245	1,861,066
Depreciation and amortization of assets	-	40,833	143,400	184,233
Non-cash stock compensation	651,018	-	165,130	816,148
Amortization of deferred compensation	-	-	418,063	418,063
Interest expense	5,314	-	244,440	249,754
Amortization of beneficial conversion	-	-	1,490,986	1,490,986
Loss on debt settlement	-	-	250,000	250,000

	2004

	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$465,729	$-	$-	$465,729
Segment operating loss	(887,212)	-	(1,757,301)	(2,644,513)
Total assets	854,507	-	191,230	1,045,737
Depreciation and amortization of assets	-	-	15,246	15,246
Non-cash stock compensation	858,595	-	563,670	1,422,265
Amortization of deferred compensation	11,669	-	273,709	285,378
Interest expense	-	-	64,430	64,430
Amortization of beneficial conversion	-	-	69,361	69,361

15.	Fourth quarter adjustments:

During the fourth quarter of 2005, the Company recognized an increase in expense for stock options issued in the amount of $220,330. This adjustment was made to correct an error in calculating the volatility included in the Black-Scholes option-pricing model. The adjustments of $189,080 and $31,250 were from stock options issued during the first and second quarters of 2005, respectively.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
15.	Fourth quarter adjustments (continued):

During the fourth quarter of 2005, the Company adjusted the amount recognized as discount on convertible note due to the recognition of a value for the warrants issued after correction of the volatility calculation included in the Black-Scholes option-pricing model. The amortization of the discount was adjusted accordingly. The amounts of $59,259 and $75,786 were recognized for warrants issued during the first and second quarters of 2005, respectively. The amounts of $61,872 and $69,111 were adjusted to the beneficial conversion already recorded during the first and second quarters of 2005, respectively. The amounts of $26,287, $87,225 and $72,296 were adjusted in the amortization of discount of the first, second and third quarters of 2005, respectively.

16.	Subsequent events:

After December 31, 2005, the Company issued 9,547,369 shares upon the conversion of $38,713 in convertible notes and another 2,200,000 shares upon the conversion of $110,000 in short term convertible notes.

After December 31, 2005, the Company issued 3,283,333 shares for subscriptions received before year end.

As of January 1, 2006, the Company issued a new advance promissory note to evidence cash advances of up to $200,000 made from time to time by a corporation owned by the chief executive officer and the president and chief financial officer. The note bears interest at 7% and is due January 1, 2008. As of December 31, 2005, the corporation had advanced $57,157 to the Company.

Effective February 1, 2006, the Company hired a new Chief Operating Officer (“COO”). The COO has overall responsibility for the day-to-day operations of the Company’s subsidiaries Chiropractic USA, Inc. and Diagnostic USA, Inc. The Company’s compensation agreement provides for a salary of $120,000 per year, and an annual bonus of up to $180,000 based upon the pre-tax earnings of the Company’s diagnostic imaging business in excess of $1,700,000. For his services, the Company also issued 1,000,000 shares of stock valued at $4,500 and granted 5,000,000 options exercisable at $0.06 per share for five years, of which 1,666,667 vest immediately and 1,666,666 will vest on the first and second anniversary of his employment.

Effective February 8, 2006, the Company entered into a Securities Purchase Agreement. Under this agreement, the Company agreed to sell a total of $3,000,000 in callable secured convertible notes due February 8, 2009 with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.0057 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Lenders shall receive for each $1.00 of notes fifteen warrants to purchase one share of the Company’s common stock. Warrants have a five-year term from the date of issuance with an exercise price of $0.001 per share. Warrants are issued as notes are sold. To date the Company received $2,235,000 of the convertible notes, and 33,525,000 warrants were issued. The receipt of the first advance will result in an estimated beneficial conversion in the amount of $2,056,856 and warrants value in the amount of $178,144, which will be added to the unamortized discount and amortized over the three-year period term of the notes as interest expense. On the last business day of each month beginning in March 2006 and ending in December 2006, the Company will receive $85,000 from the sale of the convertible notes.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Expressed in US Dollars)
16.	Subsequent events (continued):

On February 10, 2006, the Company purchased substantially all of the outstanding equity securities of the constituent entities of a diagnostic imaging business, Premier Medical Group, Inc., Premier Imaging, LLC and Premier Health Services, LLC, (hereinafter collectively referred to as “Premier”) from Dr. Brad Goldstein (“Dr. Goldstein”) the founder, owner and operator of Premier. As a result of the purchase, all of the assets and liabilities of the business have been transferred to the Company. The Company completed the acquisition of Premier pursuant to a Stock Purchase Agreement with Dr. Goldstein. Under the agreement, the Company paid Dr. Goldstein $2,000,000 in cash at closing plus 14,285,714 shares of common stock valued at $142,857. The Company also agreed to pay Dr. Goldstein an additional $100,000 and an amount equal to the pre-closing accounts receivable that are actually collected, once Premier’s cash flow permits these additional payments to be made. Dr. Goldstein entered a new one-year employment agreement with Premier effective February 10, 2006. He will earn an annual salary of $200,000 and receive a grant of stock options pursuant to the Company’s 2004 Human Resources Incentive Stock Option Plan.

On February 15, 2006, the Company issued to its chief executive officer and its president and chief financial officer 7,000,000 shares (3,500,000 each) as payment of $42,000 bonuses included in accounts payable as at December 31, 2005.

On February 15, 2006, the Company also issued 13,000,000 shares to its chief executive officer and its president and chief financial officer (6,500,000 each) valued at $78,000 pursuant to the exercise of their options for services rendered to the Company.

On February 15, 2006, the Company entered into a new management agreement with its chief executive officer and its president and chief financial officer. Under the agreement they are entitled to receive management fees in the amount of $240,000 each per annum and were granted 30,000,000 options (15,000,000 each) exercisable at $0.02 per share for five years.

On February 27, 2006, the Company re-priced the majority of the outstanding options at $0.01 per share to reflect a decline in the market price for the Company’s common stock. Another 4,100,000 options were granted at an average exercise price of $0.01 per share. The Company issued 1,000,000 shares to an investor for $10,000 in cash that the Company received in 2004.

On March 31 2006, the Company granted 2,210,000 options at an average exercise price of $0.02 per share, cancelled 200,000 options that had been issued to certain area developers and franchisees who are in default with their agreements with the Company.

During the first quarter of 2006, 500,000 previously granted options expired.

On April 10 2006, the Company’s articles of incorporation were amended to increase its authorized capital stock from 500,000,000 to 5,000,000,000 shares of common stock and from 100,000,000 to 1,000,000,000 shares of preferred stock. In addition, the Company’s 2004 Human Resources Incentive Plan was amended to increase the number of shares and options available for issuance under the plan from 50,000,000 to 1,000,000,000.

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

               On September 1, 2004, we appointed Schwartz Levitsky Feldman LLP to audit our financial statements for the fiscal year ended December 31, 2004. On April 10, 2006, shareholders approved the appointment of Schwartz Levitsky Feldman LLP to audit our financial statements for the fiscal year ended December 31, 2005.

Item 8A. Controls and Procedures.

               Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and the President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. None of our periodic reports required to be filed for 2005, including the financial statements, were filed on time. The accounting employee primarily responsible for the tardy reporting was terminated in the first quarter of 2006.

               There were no other changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers; Corporate Governance
Name	Age	Positions
Michael J. Gelmon	41	Chief Executive Officer and Director
Cory H. Gelmon	46	President, Chief Financial Officer, Director
Marshall F. Wilmot	46	Chief Operating Officer

               Our Board of Directors is comprised of three directors of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Presently there is a vacancy on the Board of Directors. Richard J. Doran resigned on November 1, 2005 effective September 30, 2005. The Board of Directors intends to appoint a nominee for director to fill this vacancy as soon as possible. We have been unable to identify a nominee or appointee for this vacancy since it arose given concerns about our financial condition and pending litigation.

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

               Cory H. Gelmon. During Cory H. Gelmon’s seventeen-year career in franchising, he has been an owner, promoter, executive and a franchise lawyer. Mr. Gelmon has been our president and chief financial officer since 2001. Since 1999 Mr. Gelmon has also practiced law with his brother in a law partnership, Britannia Law Firm. From 1993 until 1997, he was chief operating officer and general counsel of Domino’s Pizza of Canada Ltd. Mr. Gelmon was largely responsible for growing the Domino's Pizza chain to 200 stores throughout Canada. He received his Bachelor of Laws with honors from the University of London in 1987 and a Bachelor of Arts from the University of Calgary in 1984.

Marshall F. Wilmot. Effective February 1, 2006, Mr. Wilmot has overall responsibility for the day-to-day operations of our subsidiaries Chiropractic USA and Diagnostic USA. From 2001 until 2005, he held several key positions, most recently as Vice President, Marketing, in the Forzani Group, Ltd., a publicly traded company based in Calgary, Alberta. The Forzani Group is Canada’s largest sporting goods retailer with more than 500 corporate and franchised locations. For fiscal 2005, Forzani Group reported sales at retail of $1.1 billion and net profits of $21.5 million (figures are in Canadian dollars). From 1998 until 2000, Mr. Wilmot was employed by Canadian Airlines International, Ltd., most recently as the Vice President, In-flight service. He received a Masters of Business Administration from Nyenrode Universiteit in the Netherlands in 1987, and a Bachelor of Commerce with a major in Finance from the University of Calgary in 1983.

Committees of the Board of Directors

               Audit Committee. We have no audit committee of the Board of Directors. We believe that the better practice is to form an Audit Committee. During 2004, we adopted an Audit Committee Charter that provides for an audit committee consisting of three or more directors, each of whom shall satisfy the independence, financial literacy and experience requirements of Section 10A of the Exchange Act and any other regulatory requirements. We need to expand our Board of Directors and make appropriate compensation arrangements with them. As of the date hereof we have not identified potential candidates. We intend to form the Audit Committee on or before July 31, 2006. Accordingly, there is no audit committee financial expert. We are exempt from the Securities and Exchange Commission requirements for a separate audit committee.

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

Meetings of Directors

               There was no formal meeting of the Board of Directors or committees thereof in 2004. In 2005 there was one formal meeting of the Board of Directors and no committee meetings. The board acted by unanimous consent seven times in 2005. We have adopted a policy that all directors must attend the annual meeting of directors following the shareholders meeting and two-thirds of all other meetings of directors.

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

               In addition, we have adopted a Finance Code of Ethics that requires honest and ethical business conduct, full, accurate and timely financial disclosures, compliance with all laws, rules and regulations governing our business, and prompt internal reporting of any violations of the code. The Finance Code of Ethics is applicable to our Chief Executive Officer, Chief Financial Officer, Controller (there is no Controller at this time) and all finance employees. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to or waiver of the Code of Ethics with respect to our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions, by posting such information on our website.

Compliance with Section 16(a) of the Exchange Act

               Our directors and executive officers failed to file on a timely basis reports required by Section 16(a), including Forms 3, 4 and 5 during the three most recent fiscal years and the year to date. With respect to Michael J. Gelmon there were eleven late reports covering fourteen transactions that were not reported on a timely basis. With respect to Cory H. Gelmon, there were twelve late reports covering fourteen transactions that were not reported on a timely basis. With respect to Richard J. Doran, there were two late reports covering two transactions that were not reported on a timely basis. With respect to Marshall Wilmot, there was one late report covering one transaction that was not reported on a timely basis. As of the date hereof, all reports required by Section 16(a) have been filed and are available on our web site www.chiropracticusa.net.

Item 10. Executive Compensation.

Summary Compensation Table

               The following table sets forth certain information about the compensation paid to management during the 2004 through 2005 fiscal years:

	Annual Compensation			Long Term Compensation
Name and principal position	Year	Salary ($)	Other annual compensation ($)	Awards		Payouts	All other compensation ($)
				Restricted stock award(s) ($)	Securities underlying options/SAR (#)	LTIP payouts ($)
Michael Gelmon Chief Executive Officer and Director	2004 2005	$150,300* $210,000	- 0 - $21,000		2,500,000 2,000,000
Cory Gelmon President, Chief Financial Officer, Secretary and Director	2004 2005	$140,893* $210,000	- 0 - $21,000		2,500,000 2,000,000

               * Includes payments for accrued and unpaid salaries in prior years.

               No bonuses were awarded in 2004 or 2005.

Employment and Other Compensation-Related Agreements with Management

               Our Management Agreements with the Gelmons, as amended, provide for payment of compensation of $240,000 per year, and a yearly bonus of ten percent of (net) operating income before income taxes, other expenses (including any management fees) and extraordinary items, of our diagnostic testing business segment as set forth in our audited financial statements. The Management Agreements expire on December 31, 2010.

               Our compensation agreement with Mr. Wilmot provides for a salary of $120,000 per year, an annual bonus of up to $180,000 based upon the pre-tax earnings of our diagnostic testing business in excess of $1,700,000. For his services, we also issued 1,000,000 shares of stock and granted 5,000,000 options exercisable at $.006 per share for five years, of which 1,666,667 vest immediately and 1,666,666 will vest on the first and second anniversary of his employment.

               We retained the Gelmons’ law partnership, the Britannia Law Firm, to serve as our general counsel and special Canadian counsel particularly in the areas of franchising, mergers and acquisitions, Canadian corporate law, real estate law, and other matters. The Company pays the Britannia Law Firm a monthly retainer of $15,000.

               On February 15, 2006, Cory Gelmon and Michael Gelmon waived their annual bonuses payable with respect to our diagnostic testing business segment for 2005 in exchange for 3,500,000 shares of common stock each for a value of $21,000.

Equity Compensation Plan Information

               On October 28, 2004 the Board of Directors adopted the 2004 Human Resources Incentive Plan (the "Incentive Plan") to provide incentive compensation to employees, directors, officers and others who serve us. The Incentive Plan provides for the granting of up to 1,000,000,000 options and shares to our personnel. Generally, stock options granted under the Incentive Plan are for a maximum term of ten years and unless otherwise provided in the specific award document vest and are exercisable immediately. Unless otherwise provided, the options expire within one year after termination of service or three months if termination is for cause. The Board of Directors administers the Incentive Plan. The Incentive Plan may be amended by the directors except where required by the Internal Revenue Code as to any increase in the total number of underlying shares and the class of persons eligible to receive options, or as otherwise required by any applicable law or regulation.

               The Incentive Plan supercedes all of our previous stock option plans and any ad hoc issuance of options. In connection with the adoption of the Incentive Plan, we converted the options issued to our management (including 9,000,000 options issued to the Gelmons), area developers, franchisees, employees, consultants and one investor, into options subject to the Incentive Plan. We cancelled any other outstanding options. As of the date hereof, 56,245,000 options have been granted.

Option Grants to Management in 2005

               Option grants to management during 2005 were as follows:

Name	Securities Underlying Options/SARs Granted (#)	Percent of Total Granted to Employees In Options/SARs Fiscal Year(1)	Exercise or Base Price (S/Sh)	Expiration Date
Michael Gelmon, Chief Executive Officer and Director	2,000,000	40%	$0.18 repriced at $.006 as of 11/30/05	4/1/2010
Cory Gelmon, President, Chief Financial Officer, Secretary and Director	2,000,000	40%	$0.18 repriced at $.006 as of 11/30/05	4/1/2010
Richard J. Doran, Former Director	1,000,000	20%	$0.18	12/30/05(2)

               (1) Represents all options granted to individuals during 2005 as a percentage of all options granted to employees during 2005.

               (2) The options granted to Mr. Doran expired three months after his resignation as a director effective as of September 30, 2005.

Option Exercises and Year-End Values

               The following table sets forth certain values with respect to stock options held by management at the end of 2005:

Name	Share Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SAR’s at FY-end (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SAR’s at FY-end (S) Exercisable/ Unexercisable
Michael Gelmon, Chief Executive Officer and Director			6,500,000 / 0*	$13,000 / 0
Cory Gelmon, President, Chief Financial Officer, Secretary and Director			6,500,000 / 0*	$13,000 / 0

               *As of November 30, 2005, the exercise price of all of the options granted to the Gelmons was reduced to $.006 to reflect a decline in the market price of our common stock. On February 15, 2006, the Gelmons exercised all 6,500,000 options they held in consideration for services.

               The foregoing tables do not include the following options granted on February 15, 2006: 5,000,000 options granted to Marshall Wilmot, 15,000,000 options granted to Cory Gelmon, and 15,000,000 options granted to Michael Gelmon. These options are exercisable at $.02 per share prior to February 15, 2011, except that Mr. Wilmot’s options are exercisable at $.006.

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

Name and Address	Numbers of Shares Beneficially Owned	%
Cory H. Gelmon 3019 Roxboro Glen Road S.W. Calgary, Alberta, Canada T2S 1T9	40,187,230(1)	17.85%
Michael J. Gelmon 8 Fisherman’s Point Elbow Valley Rocky View MD No 44 Calgary, Alberta, Canada T3Z 1B1	39,623,333(2)	17.60%
Marshall F. Wilmot 7 Snowberry Gate Calgary, Alberta, Canada T3Z 3C2	4,333,333(3)	2.03%
Dr. Brad Goldstein 8375 Twin Lake Drive Boca Roaton, Florida 33496	14,285,714(4)	6.80%

Directors and Executive Officers as a group (3 persons)	84,143,895(5)	34.56%

(1)

Includes 15,000,000 immediately exercisable options, 25,123,333 shares pledged as security for a loan, and 63,897 shares owned by members of his immediate family. (See Executive Compensation and Certain Relationships and Related Transactions – Securities Purchase Agreements).

(2)

Includes 15,000,000 immediately exercisable options and 24,623,333 shares pledged as security for a loan (see Executive Compensation and Certain Relationships and Related Transactions – Securities Purchase Agreements).

(3)

Includes 1,000,000 shares held of record, 1,666,667 immediately exercisable options and 1,666,666 options exercisable within one year from the date hereof. See Executive Compensation—Employment and Other Compensation-Related Agreements with Management.

(4)	See Certain Relationships and Related Transactions—Premier Acquisition.

(5)	Includes 31,666,667 immediately exercisable options.

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

               On November 1, 2002, we issued to the Gelmons 24,000,000 shares for the purchase, 12,000,000 shares each. On April 9, 2003, the Gelmons on behalf of Banyan paid 4,800,000 shares, 2,400,000 each, to two former directors of Banyan. On March 18, 2005, we issued to the Gelmons the balance of 10,047,666 shares, 5,023,333 each, and the Gelmons on behalf of Banyan, paid 2,000,000 shares, 1,000,000 each, to the two former directors.

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

               In June 2002, the agreement was restructured at the request of the Merrill Lynch Business Financial Services, Inc. (“MLBFS”), the lender for the acquisition. MLBFS based approval of the loan on the business experience and personal credit of the Gelmons and strength of the business and assets to be acquired. There would have been substantial complications, delays and other problems involved in approving a loan to us, a small-cap public corporation with a negative operating history. To accommodate the restructuring, the Gelmons formed a new corporation, Southern Health Care, Inc (“Southern”), wholly owned by them to act as a holding company for the business acquired from Advanced. We assigned our right to acquire the clinics to Southern in exchange for a management agreement and franchise agreements. The effects of these agreements were that Southern is treated as our consolidated subsidiary in which we have all of the financial interest and that the Gelmons have no direct pecuniary interest in Southern. In connection with our sale of the clinics to LSI Group, Inc. effective December 31, 2004, the agreements with Southern were terminated. We intend to dissolve Southern.

               On July 29, 2002, Southern completed the acquisition of Advanced. Southern acquired accounts receivable of $973,469 and furniture, fixtures and equipment of $176,531. In exchange, Southern paid the owner of Advanced, Dr. Dennis Gregory, $900,000 cash, and we issued Dr. Gregory $200,000 in promissory notes due April 30, 2005 with interest at 10% (of which $150,000 has been paid) and 277,778 shares of common stock valued at $50,000 ($.18 per share, the market price on the agreement date). Dr. Gregory is not affiliated with the Company other than through ownership of the shares issued in the acquisition.

               MLBFS provided Southern with the cash used in the acquisition under a term loan and related installment note due July 31, 2005 in the original principal amount $1,000,000 with interest at 1.4% above the prime rate. On November 16, 2004, we prepaid the entire balance of $584,930 on the installment note.

               In connection with the agreement to purchase Advanced, we issued an aggregate of 2,300,000 shares of common stock, valued at $345,000 ($.15 per share) to eight individuals for giving their personal guarantees of the term loan and installment note and as loan fees. The purpose and benefit to our shareholders of the personal guarantees was to provide MLBFS with additional recourse as an inducement to make the loan to Southern. The purpose and benefit to our shareholders from the issuance of the shares was to compensate the individuals for guaranteeing the loan as required by MLBFS. Included in the eight individuals were the Gelmons, who each received 600,000 shares as guarantors and for their agreement to indemnify the other guarantors of the loan. Richard J. Doran Jr., a former director, received 150,000 shares for his guarantee of the loan.

Loans

               Management and members of their immediate families have loaned us funds to pay our debts from time to time.

               Lloyd Parrish was a director who resigned in July 2002. As recently as April 9, 2003 he was also the beneficial owner of more than 5% of our common stock. In 2001 and prior fiscal years, Mr. Parrish purportedly loaned us more than $28,200 and we issued several promissory notes to him that were due April 30, 2005. The notes are not secured and bear simple interest at 10% per annum. As of December 31, 2005, we have recorded a debit of $43,992 pursuant to these notes.

               During 2001, Eva Gelmon, the mother of the Gelmons, loaned us $37,500. The note is not secured and bears simple interest at 10% per annum. The note was due January 1, 2006. As of December 31, 2005, we owed Eva Gelmon $70,825 pursuant to this note.

               From and after 2002, 860538 Alberta Ltd., which is owned and controlled by the Gelmons, loaned us funds. On November 16, 2004, we paid $52,451 against this debt to 860538 Alberta Ltd. As of December 31, 2004, the principal and interest due was $69,050, which was repaid on February 22, 2005. On December 1, 2004, we issued a promissory note due January 1, 2006 with interest at 7% per annum to evidence our indebtedness to 860538 Alberta Ltd. for our obligations for prior and possible additional advances up to a maximum aggregate of $100,000. Previously the interest rate on the loan from 860538 Alberta Ltd. was 10%. As of December 31, 2005, we owed 860538 Alberta Ltd. $58,872 pursuant to this note.

               As of January 1, 2006, we issued a new advance promissory note to refinance and evidence our indebtedness to 860538 Alberta Ltd. for our obligations for prior and possible additional advances of up to $200,000 from 860538 Alberta Ltd. The note bears interest at 7% and is due December 31, 2007. As of the date hereof, we owed $130,783 pursuant to this note.

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

Consulting Agreement

               On August 15, 2005 the Company entered into a Consulting Agreement with Alvin Gelmon, the father of the Company’s Chairman of the Board and Chief Executive Officer and of its President and Chief Financial Officer, to consult with Chiropractic USA. The Company issued him 2,000,000 shares valued at $80,000 as consideration for services rendered and to be rendered.

Premier Acquisition

               On February 10, 2006, we completed the acquisition of Premier Health Services LLC and the other constituent entities of its diagnostic testing business pursuant to a Stock Purchase Agreement with Dr. Goldstein. See Security Ownership of Certain Beneficial Owners and Management. Under the agreement, we paid Dr. Goldstein $2,000,000 in cash at closing plus 14,285,714 shares of our common stock. We also agreed to pay Dr. Goldstein an additional $100,000 and an amount equal to the pre-closing accounts receivable that are actually collected, once Premier’s cash flow permits these additional payments to be made.

               Dr. Goldstein entered a new one-year employment agreement with Premier effective February 10, 2006. Under this agreement, Dr. Goldstein will continue to market, develop and supervise our diagnostic testing business and to train clients, employees and Chiropractic USA franchisees. He will earn an annual salary of $200,000 and receive a grant of stock options pursuant to our 2004 Human Resources Incentive Stock Option Plan to be determined.

               For as long as Dr. Goldstein continues to hold shares received in the transaction that are subject to restriction, Michael J. Gelmon, our Chief Executive Officer, and Cory H. Gelmon, our Chief Financial Officer and President, have agreed that if there is an offer to purchase any of their stock in Banyan, Dr. Goldstein has the right to sell his shares on the same terms and conditions as the Gelmons.

Securities Purchase Agreements

               2006 Securities Purchase Agreement. Effective February 8, 2006 (the "Closing Date"), we entered into a Securities Purchase Agreement (the “2006 Securities Purchase Agreement”) with AJW Partners, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (hereinafter collectively referred to as the "Investors") and ancillary agreements (hereinafter described collectively as the "2006 Transaction Agreements"). Under the 2006 Securities Purchase Agreement, we agreed to sell the Investors a total of $3,000,000 in Callable Secured Convertible Notes (the "2006 Convertible Notes") due February 8, 2009 with 8% annual interest payable quarterly. The Investors may convert the 2006 Convertible Notes into shares at the lower of $.005 per share or 50% of the three lowest intraday trading prices during the twenty trading days prior to conversion. Based on the conversion price of $.0025 on February 15, 2006 the 2006 Convertible Notes can be converted into a minimum of 1,200,000,000 shares. Management believes that the actual conversion price may be lower, and more than the minimum number of shares may be issued when the Convertible Notes are converted.

               The 2006 Securities Purchase Agreement provides for the sale of an additional $850,000 of the 2006 Convertible Notes. On the last business day of each month beginning in March 2006 and ending in December 2006, the Investors will purchase from the Company $85,000 in 2006 Convertible Notes and Warrants to purchase 1,275,000 shares. To date, the Investors have purchased $2,235,000 of the 2006 Convertible Notes.

               We agreed to issue to the Investors for no additional cash consideration Stock Purchase Warrants (the "2006 Warrants") to purchase an aggregate of 45,000,000 shares at $.001 per share, fifteen warrants for each one dollar of 2006 Convertible Notes purchased by the Investors. 33,475,000 of the 2006 Warrants have been issued as of the date hereof. The Warrants expire February 8, 2011.

               $2,000,000 of the proceeds from the 2006 Convertible Notes was used for the Premier Acquisition — the balance of $1,000,000 will be used for working capital and for expenses. See Certain Relationships and Related Transactions – Premier Acquisition.

               2004 Securities Purchase Agreement. Effective November 8, 2004 (the "Closing Date"), we entered into a Securities Purchase Agreement with the Investors and ancillary agreements (hereinafter described collectively as the "2004 Transaction Agreements"). Under the Securities Purchase Agreement, we sold the Investors a total of $3,000,000 in Callable Secured Convertible Notes (the "Convertible Notes") due November 8, 2006 with 10% annual interest payable quarterly, the first four months interest to be prepaid from proceeds of the Convertible Notes. The Investors may convert the Convertible Notes into shares at the lower of $.22 per share or 50% of the three lowest intraday trading prices during the twenty trading days prior to conversion.

               We agreed to issue to the Investors for no additional cash consideration Stock Purchase Warrants (the "2004 Warrants") to purchase one share at $.40 per share for each one dollar of Convertible Notes purchased by the Investors. The Warrants expire November 8, 2009.

               To date, the Investors have converted $1,179,718 of the 2004 Convertible Notes into 78,947,369 shares, an average of $.015 per share. Based on the conversion price of $.0025 on February 15, 2006 the remaining $1,820,282 in principal amount of 2004 Convertible Notes can be converted into a minimum of 728,000,000 shares. Management believes that the actual conversion price may be lower, and more than the minimum number of shares may be issued when the Convertible Notes are converted.

               The proceeds from the Convertible Notes were used to prepay the balance of $584,930 on a term loan and related installment note due July 31, 2005 in the original principal amount of $1,000,000 that was personally guaranteed by the Gelmons and others, and $69,000 was used to repay a loan from 860538 Alberta Ltd. that is owned by the Gelmons. See Certain Relationships and Related Transactions – Acquisition of Corporate Clinics, and Certain Relationships and Related Transactions – Loans. We also used the proceeds to repay principal and interest on other outstanding notes and accounts payable, fees, and business development purposes, including $700,000 to enter the diagnostic testing business.

               Provisions Common to the 2004 and 2006 Transaction Agreements. The Investors will be entitled to exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event that an Investor exercises the Warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the Warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant or issued in connection with the Convertible Notes issued pursuant to the Securities Purchase Agreement. Upon the issuance of shares of common stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such fraction shall be equal to the number of shares outstanding after the dilutive issuance.

               In addition, the conversion price of the Convertible Notes and the exercise price of the Warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, or below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Convertible Notes and the exercise price of the Warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Investors’ positions.

               Payment of the Convertible Notes is secured by all of our assets pursuant to a Security Agreement and an Intellectual Property Security Agreement.

               Pursuant to a Registration Rights Agreement we agreed to file a registration statement to register on request by the Investors the shares underlying the Notes and Warrants.

               Michael Gelmon and Cory Gelmon each entered into a Guaranty and Pledge Agreement to provide additional security for our performance of the Transaction Agreements. Michael Gelmon pledged to the Investors all the shares he now owns of record. Cory Gelmon pledged to the Investors all the shares he owns of record. See Security Ownership of Certain Beneficial Owners and Management.

               We will be subject to the payment of certain penalties and damages in the event we do not satisfy our obligations under the Transaction Agreements including those with respect to registration of the shares underlying the Convertible Notes and Warrants.

               None of the Investors are affiliates of the company. If all of the Convertible Notes are converted and/or if certain conversion limitations are disregarded, the Investors are the beneficial owners of 5% or more of our outstanding shares. In the event we default under the Transaction Agreements, the Investors may become the record and beneficial owners of the shares pledged by the Gelmons. The Investors have contractually agreed to restrict their ability to convert or exercise their Warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

Item 13. Exhibits.

No.	Description

3.1	Restated Articles of Incorporation with Amendments (1)

3.1.2	Amendment to the Restated Articles of Incorporation (7)

3.2	Bylaws (1)

4.2	Securities Purchase Agreement dated as of November 8, 2004 by and between the Registrant and the investors named therein (3)

4.3	Form of Convertible Notes due November 2006 (3)

4.4	Form of Common Stock Purchase Warrant dated as of November 8, 2004 (3)

4.5	Registration Rights Agreement dated as of November 8, 2004 by and between the Registrant and the investors named therein (3)

4.6	Security Agreement dated as of November 8, 2004 between the Registrant and the secured parties named therein (3)

4.7	Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (3)

4.8	Securities Purchase Agreement dated as of February 8, 2006 by and between the Registrant and the investors named therein (9)

4.9	Form of Convertible Notes due February 2009 (8)

4.10	Form of Common Stock Purchase Warrant dated as of February 8, 2006 (8)

4.11	Registration Rights Agreement dated as of February 8, 2006 by and between the Registrant and the investors named therein (8)

4.12	Security Agreement dated as of February 8, 2006 between the Registrant and the secured parties named therein (8)

4.13	Intellectual Property Security Agreement dated as of February 8, 2006 between the Registrant and the secured parties named therein (8)

4.14	Form of letter agreement re conversion price adjustment dated as of February 8, 2006, between the Registrant and the investors named therein (2)

10.1	Offer to Purchase Intellectual Property (4)

10.2	Offer to Purchase Franchise Support Network Inc. (4)

10.3	Amendment to Management Agreement between the Registrant and Cory Gelmon made effective April 1, 2005 (6)

10.4	Amendment to Management Agreement between the Registrant and Michael Gelmon effective April 1, 2005 (6)

10.5	Advance Promissory Note from the Registrant to 860538 Alberta Ltd. (1)

10.6	Promissory Note from the Registrant to Eva Gelmon (1)

10.7	2004 Human Resources Incentive Plan (1)

10.7.1	Amendment to 2004 Human Resources Incentive Plan (7)

10.8	Limited Liability Company Purchase Agreement with exhibits (1)

10.9	Agreement re: Sale and Purchase of Assets, between the Registrant and LSI Group, LLC. effective December 31, 2004 with exhibits (6)

10.10	Purchase Agreement among the Registrant, Nationwide Diagnostic Solutions, Inc., and Jeff and Constance Rebarcak dated March 18, 2005 with exhibits (6)

10.11	Software Consulting Agreement between the Company and Fred Johanessen dated June 29, 2005 (10)

10.12	Management Agreement between the Company and Southern Diagnostics, Inc. dated May 27, 2005 (10)

10.13	Settlement and Mutual Release Agreement among the Company and Cameron Yost, Lyle Yost, Winston Yost and Byron Yost (10)

10.14	Stock Purchase Agreement by and among Southern Diagnostics, Inc. and Jeff and Constance Rebarcak and Nationwide Diagnostic Solutions, Inc., dated May 25, 2005 (10)

10.15	Operating Agreement of Premier SD, LLC between Premier Health Services, LLC and Southern Diagnostics, Inc., dated June 8, 2005 (10)

10.16	Consulting Agreement between the Registrant and Alvin Gelmon, dated August 15, 2005 (11)

10.17	Stock Purchase Agreement between the Registrant and Brad Goldstein et al., dated January 6, 2006 (9)

10.18	Addendum to Stock Purchase Agreement between the Registrant and Dr. Brad Goldstein et al., dated February 7, 2006 (8)

10.19	Employment Agreement between the Registrant’s subsidiary Premier Health Services, LLC and Dr. Brad Goldstein dated as of February 10, 2006 (8)

10.20	Letter agreement re offer of employment between the Registrant and Marshall Wilmot effective as of February 1, 2006 (8)

10.21	Management Agreement between the Registrant and Michael Gelmon effective April 10, 2006 (7)

10.22	Management Agreement between the Registrant and Cory Gelmon effective April 10, 2006 (7)

10.23	Advance Promissory Note from the Registrant to 860538 Alberta Ltd. dated as of January 1, 2006 (2)

23.1	Consent of Schwartz Levitsky Feldman LLP dated April 17, 2006 (2)

31.1	Certification of Periodic Report – Michael Gelmon (2)

31.2	Certification of Periodic Report – Cory Gelmon (2)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 – Michael Gelmon (2)

32.2	Certifications Pursuant to 18 U.S.C. Section 1350 – Cory Gelmon (2)
_____________

(1)	Incorporated by reference to the Registrant’s Form SB-2 filed with the Securities and Exchange Commission on February 14, 2005.

(2)	Filed herewith.

(3)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on November 22, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 7, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on May 17, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on April 28, 2005.

(7)	Incorporated by reference to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 10, 2006.

(8)	Incorporated by reference to the Registrant’s Form SB-2 filed with the Securities and Exchange Commission on February 14, 2006.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(10)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2005.

Item 14. Principal Accountant Fees and Services.

               The following table presents fees for professional services rendered by Schwartz Levitsky Feldman LLP to Banyan Corporation for 2005 and 2004:

Types of Fees	Year Ended December 31, 2005	Year Ended December 31, 2004
Audit Fees (a)	$37,000	$52,500
Tax Fees (b)	-0-	-0-
Other Fees (c)	-0-	-0-

               To safeguard the continued independence of the independent auditors, the Board has adopted a policy that expands our existing policy preventing our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to the Company that have been pre-approved by the Board of Directors. Pursuant to the policy, all audit services require advance approval by the directors. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit Related services, Tax services and other services). The directors must approve all services that exceed the dollar thresholds in advance.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2006
BANYAN CORPORATION

	By:	/s/ Michael J. Gelmon
Michael J. Gelmon, Chief Executive
Officer and Director

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

April 17, 2006

	By:	/s/ Michael J. Gelmon
Michael Gelmon, Chief Executive Officer and
Director

April 17, 2006

	By:	/s/ Cory H. Gelmon
Cory Gelmon, President, Chief Financial Officer,
Secretary and Director (Principal
Accounting and Financial Officer)