Form 10QSB
period 2006-03-31
BANYAN CORP /OR/
filed 2006-05-19
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31st, 2006

OR

[               ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [               ]

220,298,313
(Number of shares of common stock outstanding as of May 18th, 2006)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$193,793
Accounts receivable	1,098,884
Current portion of note receivable	67,702

Total current assets	1,360,379

Note receivable	715,279
Property and equipment	85,328
Intangible Asset - customer list	641,667
Deferred finance fees, net (Note 6)	186,322
Goodwill (Note 5)	2,051,911
Other assets, net	72,511

$5,113,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,025,188
Accrued interest	196,305
Other liabilities	186,958
Debt settlement	315,746
Current portion of convertible note (Note 6)	525,545
Notes payable
Related parties	111,500
Others	732,303

Total current liabilities	3,093,545

Convertible note (Note 6)	649,609
Notes payable	90,000

3,833,154

Stockholders' equity (Notes 6, 7, 8 and 10)
Preferred stock; no par value; 100,000,000 shares authorized	-
Common stock; no par value; 500,000,000 shares
authorized; 210,148,313 shares issued and outstanding	19,041,642
Accumulated deficit	(17,761,399)

Total stockholders' equity	1,280,243

$5,113,397

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

	2006	2005
		Restated
		(Note 1)
Revenue from franchised clinics	$267,703	$151,863
Revenue from diagnostic business	1,050,264	-
	1,317,967	151,863

Franchise cost	71,283	53,515
Selling, general and administrative expenses	1,845,803	797,258
	1,917,086	850,773
Loss from operations	(599,119)	(698,910)

Other

Interest income	10,071	-
Interest expense:
Related parties	(2,551)	(812)
Other	(418,935)	(284,521)

Net loss	$(1,010,534)	$(984,243)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average number of common
shares- outstanding - basic and diluted	187,794,060	62,481,962

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)
(Expressed in US Dollars)

				Common
				stock		Stock-
	Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2006	159,831,898	$16,075,581	$(108,479)	$82,250	$(16,750,865)	$(701,513)

Issuance of common stock for services (Note 7)	8,000,000	46,500				46,500

Stock compensation plans (Note 7)		319,680				319,680

Issuance of common stock for
acquisition of Premier Medical
(Notes 5 and 7)	14,285,714	142,857				142,857

Conversion of convertible notes
(net of finance fees of $1,939) (Notes 6 and 7)	11,747,369	146,774				146,774

Stock subscribed issued during
the period	3,283,332	82,250		(82,250)		-

Exercise of options for services (Note 7)	13,000,000	78,000				78,000

Amortization of deferred compensation			108,479			108,479

Beneficial conversion (Note 6)		2,000,000				2,000,000

Warrants issued with convertible notes (Note 6)		150,000				150,000

Net loss					(1,010,534)	(1,010,534)

Balances at March 31, 2006	210,148,313	$19,041,642	$-	$-	$(17,761,399)	$1,280,243

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

	2006	2005
		Restated
		(Note 1)

Net cash provided by (used in) operating activities	$91,217	$(738,306)

Cash flows from investing activities:
Business acquisition	(1,821,316)	-
Proceeds on note receivable	16,543	-
Purchase of property and equipment	(1,395)	-
Acquisition of other assets	(28,462)	-

	(1,834,630)	-

Cash flows from financing activities
Net proceeds from notes payable, related parties	-	(69,050)
Proceeds from convertible note	2,085,000	757,833
Payments on long term debt and notes payable	(150,000)	-
Proceeds from issuance of common stock and exercise
of options and warrants	-	65,000

Net cash provided by financing activities	1,935,000	753,783

Net increase in cash	191,587	15,477

Cash and cash equivalents, beginning of year	2,206	945

Cash and cash equivalents, March 31	$193,793	$16,422

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
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

The three-month period ended March 31, 2005 were restated to reflect the adjustments made during the fourth quarter of 2005 as disclosed in Note 15 of the annual audited financial statements.

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

The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries, Diagnostic USA, Inc. (a Colorado corporation), Banyan Financial Services, Inc. (a Colorado corporation), Franchise Support Network, Inc. (a Canadian corporation), Premier Medical Group, Inc. ( a Florida Corporation) and its two S Corporations Premier Professional Services, LLC and Premier Health Services, LLC and its majority-owned (90%) subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Diagnostics, Inc. (a Colorado corporation) in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Diagnostics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Banyan Financial Services, Inc., Franchise Support Network Inc. and Diagnostic USA, Inc. have not commenced operations. Losses attributable to the minority interest in Chiropractic USA, Inc. have been consolidated into Banyan Corporation.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

2.	Organization, principles of consolidation, going concern, results of operations and management’s plans (continued): Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created working capital deficiencies of $1,733,166, as of March 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises, and increasing collections of receivables from franchisees, developing the diagnostic imaging business.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

3.	Summary of significant accounting policies: Revenue recognition:

Fees from franchised clinics include initial franchise fees and continuing franchise and marketing fees. Initial fees are recognized as revenue on the opening of a clinic when the Company has performed substantially all initial services required by the franchise arrangement. Continuing fees for franchise and marketing are recognized as revenue based on a percentage of cash collected. Revenue from diagnostic imaging is recognized on an estimated collection basis.

Goodwill

Goodwill, arising from the acquisition of Premier Medical Group, Inc., represents the purchase price in excess of the fair value of assets acquired. The Company follows the Statement of Financial and Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets to record goodwill. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the three months ended March 31, 2006 and 2005, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

4.	Change in accounting policy:

On January 1, 2006, the Company adopted SFAS No. 123R, Shares-Based Payment. SFAS No. 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). Previously, the Company didn’t recognize compensation expense for options granted to employees at fair value.

As permitted by SFAS No. 123R, the change in accounting policy has been applied prospectively. The effect of the new accounting policy has to increase expenses regarding options granted to employees by $160,000 during the period ended March 31, 2006.

5.	Business acquisition:

On February 10, 2006, the Company purchased all of the outstanding equity securities of the constituent entities of a diagnostic imaging business, Premier Medical Group, Inc., Premier Professional Services, LLC and Premier Health Services, LLC, (hereinafter collectively referred to as “Premier”) from Dr. Brad Goldstein (“Dr. Goldstein”) the founder, owner and operator of Premier. As a result of the purchase, all of the assets and liabilities of the business have been transferred to the Company. The Company completed the acquisition of Premier pursuant to a Stock Purchase Agreement with Dr. Goldstein. Under the agreement, the Company paid Dr. Goldstein $2,000,000 in cash at closing plus 14,285,714 shares of common stock valued at $142,857. The Company also agreed to pay Dr. Goldstein an additional $100,000 and an amount equal to the pre-closing accounts receivable that are actually collected, estimated at $693,463, once Premier’s cash flow permits these additional payments to be made. Dr. Goldstein entered a new one-year employment agreement with Premier effective February 10, 2006 for an annual salary of $200,000 and will receive a grant of stock options pursuant to the Company’s 2004 Human Resources Incentive Stock Option Plan.

The acquisition was recorded under the purchase method and the results of operations of the subsidiary are included in the consolidated income as of the date of acquisition. The net assets purchased for an amount of $2,936,320, including cash of $178,684, are allocated as follows:

Current assets	$872,147
Property and equipment	84,709
Other assets	44,082
Goodwill	2,051,911
3,052,849

Current liabilities	116,529

$2,936,320

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

5.	Business acquisition (continued):

Had the acquisition of Premier Medical Group, Inc. taken into effect on January 1, 2005, the Company’s results would have been changed to the pro forma amounts indicated below:

	2006	2005
Total revenue	$1,891,398	$1,590,348
Net loss	$(991,092)	$(857,745)
Basic and diluted loss per share, pro forma	$(0.01)	$(0.01)

6.	Convertible note:

Face value of note	$3,970,282
Less: unamortized discount	(2,795,128)
Less: current portion	(525,545)

$649,609

Effective February 8, 2006, the Company entered into a Securities Purchase Agreement. Under this agreement, the Company agreed to sell a total of $3,000,000 in callable secured convertible notes for three years with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.0057 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Lenders shall receive for each $1.00 of notes fifteen warrants to purchase one share of the Company’s common stock. Warrants have a five-year term from the date of issuance with an exercise price of $0.001 per share. Warrants are issued as notes are sold.

During the period ended March 31, 2006, the Company received the first advance in the amount of $2,150,000, and 32,250,000 warrants were issued, valued at $150,000 based on the Black-Scholes option-pricing model. Financing fees related to the first advance amounted to $65,000. The fees were capitalized and are being amortized over the three-year term of the note. The note is due in February 2009.

As a result of the advance of the amount $2,150,000 on account of the convertible note, a beneficial conversion in the amount of $2,000,000 has been deducted from the face value of the note and is amortized over the three-year term of the note as interest expense.

On the last business day of each month beginning in March 2006 and ending in November 2006, the Company will receive $85,000 from the sale of the convertible notes. The Company received the proceeds for March 2006 in April 2006.

During the period, $38,713 of the face value of the 2004 note was converted into 9,547,369 common shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

7.	Stockholders’ equity: Preferred stock:

The Company has 100,000,000 shares of no par value preferred stock authorized.

Common stock:

The Company has 500,000,000 shares of no par value common stock authorized. At March 31, 2006, there were 210,148,313 shares issued and outstanding. The Company had 56,245,000 outstanding options and 35,250,000 outstanding warrants.

Stock transactions:

During the period ended March 31, 2006, the Company issued 9,547,369 as a result of conversion of convertible notes (see Note 6).

During the period ended March 31, 2006, the Company issued 2,200,000 shares as a result of conversion of $110,000 in short term convertible notes.

During the period ended March 31, 2006, the Company issued 8,000,000 shares for services, valued at $46,500, which was equal to the market price on the date of issue.

In February 2006, the Company issued 14,285,714 shares valued to $142,857 in connection with the acquisition of Premier Medical Group, Inc. (see Note 4).

In February 2006, 13,000,000 options were exercised for services valued at $78,000.

Stock Options:

During the period ended March 31, 2006, the Company granted options to purchase 41,310,000 shares of the Company’s common stock at an average price of $0.017 per share. The Company valued these options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of $261,490.

During the period ended March 31, 2006, the Company re-priced 7,040,000 options at $0.01 per share to reflect a decline in the market price of the Company’s common stock, resulting in recognition of compensation expense of $58,190.

During the period ended March 31, 2006, 500,000 options expired, 200,000 options were cancelled and 13,000,000 options were exercised.

8.	Related party transactions:

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000.

During the period ended March 31, 2006, the Company issued to its chief executive officer and its president and chief financial officer 7,000,000 shares (3,500,000 each) as payments of $42,000 bonuses that was included in accounts payable as at January 1, 2006. The Company also issued 13,000,000 shares to its chief executive officer and its president and chief financial officer (6,500,000 each) valued at $78,000 pursuant the exercise of their options for services rendered to the Company.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

8.	Related party transactions (continued):

During the period ended March 31, 2006, the Company entered into a new management agreement with its chief executive officer and its president and chief financial officer. Under the agreement they are entitled to receive management fees in the amount of $240,000 each per annum and were granted 30,000,000 options (15,000,000 each) exercisable at $0.02 per share for five years.

As of March 31, 2006, $162,739 included in accounts payable is payable to the Company’s chief executive officer, president and chief financial officer and Britannia regarding compensation expense and services rendered.

9.	Segment results:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance based on operating earnings of the respective business units.

During the three months ended March 31, 2006 and 2005, the segment results are as follows:

		2006
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total
Revenues	$267,703	$1,050,264	$-	$1,317,967
Segment operating income (loss)	(59,281)	171,826	(711,664)	(599,119)
		2005
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total
Revenues	$151,863	$-	$-	$151,863
Segment operating income (loss)	(411,749)	-	(287,161)	(698,910)

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

10.	Subsequent event:

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

In April 2006, the Company was served with a complaint in an action in the Superior Court of Pima County, Arizona by State Farm Mutual Automobile Insurance Company against the Company and other business and individuals. The complaint seeks to recover the plaintiff’s alleged over-reimbursement for allegedly false, excessive and medically inappropriate diagnostic tests, treble damages and other damages. The Company does not know of any tests that were reimbursed by State Farm to the Company and is vigorously defending this suit.

After March 31, 2006, the Company issued 150,000 shares for legal services valued at $3,567 and 10,000,000 shares following the conversion of 10,000,000 warrants at $0.001 each for a total of $10,000.

After March 31, 2006, the Company received $255,000 of the convertible notes and issued 3,825,000 warrants pursuant the Securities Purchase Agreement entered into on February 8, 2006. The receipt of those advances will result in an estimated beneficial conversion in the amount of $78,607 and warrants value in the amount of $176,393, which will be added to the unamortized discount and amortized over the three-year period term of the notes as interest expense.

After March 31, 2006, the Company’s subsidiary Premier Medical Group, Inc. incorporated a new corporation Virtual Medical Systems to market a new electro-diagnostic testing machine.

On April 17, 2006, the Company’s subsidiary Premier Health Services LLC entered into an operating agreement with National Diagnostic Services LLC to establish a new limited liability company, Premier National LLC. Premier National is owned 99% by Premier Health Services and 1% by National Diagnostic Services, and will be managed by Premier Health Services. National Diagnostic Services contributed all of its diagnostic testing customer accounts and will receive 30% of the collections from the accounts.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation for 2006

          For the first time since we repositioned our business into franchising, our operating activities have generated a positive cash flow as a result of the rapid rise in our franchise revenue and the acquisition of a diagnostic testing business that we believe will continue to generate positive cash flow. We expect to have positive cash flow overall by the end of 2006.

          We entered into an agreement that provides $3,000,000 from the sale of convertible notes to an investment group. We received $2,405,000 since the beginning of 2006 and expect to receive $595,000 over the remainder of 2006 from the sale of convertible notes. The first $2,405,000 was used to acquire our diagnostic testing business and as working capital for accounts payable. Most of the latter amount will be used as working capital to fund operations. In 2004 and 2005, we were provided $3,000,000 from the sale of convertible notes to this investment group, $1,200,000 in 2004 and $1,800,000 in 2005.

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

          Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics in Louisiana. Under deferred payment terms of a note due in 2014 issued by the purchaser, we expect to receive more than $100,000 in principal and interest for 2006 and the remaining term of the note. These clinics also signed franchise agreements that generate significant royalties.

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

To convert the Convertible Notes to equity; and,

To obtain additional equity financing.

          To date our operations have not been self-sustaining. Our independent registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern because we incurred net losses during 2005 and had a stockholders’ deficit and working capital deficiency at year end. We continue to have net losses and a working capital deficiency. Should we be unable to implement our plan of operation, our expansion plans may be curtailed, and we may not be able to continue in operations.

Financial condition at March 31, 2006 and 2005

          March 31, 2006. Stockholders’ equity was $1,280,243 and we had a working capital deficiency of $1,733,166. Principal sources of liquidity in 2006 included the sale of $2,150,000 in convertible notes and $1,317,967 in revenue from operations.

          March 31, 2005. Stockholders deficit was $384,418 and working capital deficiency was $561,751. Principal sources of liquidity in 2005 included the sale of $910,000 in convertible notes, $151,863 in revenue from franchised operations, and $65,000 from selling shares to investors.

Results of operation for 2006 and 2005

          Loss from operations decreased from $698,910 in 2005 to $599,119 in 2006.

          Revenue increased to $1,317,967 in 2006 from $151,863 in 2005 for the quarter. The diagnostic testing business produced $1,050,264 of this revenue. Quarterly revenue from franchised operations increased to $267,703 in 2006 from $151,863 in 2005. This was caused by the large increase in the number of Chiropractic USA franchises as we rolled out our franchise program and rapidly built up our brand.

          Selling, general and administrative expenses increased to $1,845,803 in 2006 from $797,258 in 2005 as a result of the number of employees due to the acquisition of the diagnostic testing business and management compensation.

          We also incurred interest expense of $418,935 mainly from the conversion of convertible notes.

          Giving effect to interest expense, overall net loss increased from $984,243 in 2005 to $1,010,534 in 2006.

ITEM 3. CONTROLS AND PROCEDURES.

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

PART II — OTHER INFORMATION

Item 1. Litigation.

          On April 25, 2006, the Company was served with a complaint in an action in the Superior Court of Pima County, Arizona by State Farm Mutual Automobile Insurance Company against the Company and other businesses and individuals. The complaint seeks to recover the plaintiff’s alleged over-reimbursement for allegedly false, excessive and medically inappropriate diagnostic tests, treble damages and other damages. The Company does not know of any tests that were reimbursed by State Farm to the Company and intends to vigorously defend this suit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          First quarter of 2006. We issued 2,200,000 shares to two investors upon conversion of $110,000 in outstanding convertible notes. We also issued 14,285,714 shares in connection with the acquisition of Premier Diagnostics described in our Annual Report on Form 10-KSB filed April 17, 2006 at Item 1. Description of Business –Diagnostic USA. In addition we issued 1,233,333 shares to two investors to adjust the subscription price to reflect a decline in market price of the shares and 1,000,000 shares to an investor for $10,000 that we received in 2004.

          After the first quarter of 2006. We issued to the investors under the Securities Purchase Agreements described in our Annual Report on Form 10-KSB filed April 17, 2006 at Item 12. Certain Relationships and Related Transactions, warrants to purchase 50,000,000 shares exercisable at $.022 per share on or before April 28, 2011.

          Basis of exemption from registration. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Item 6. Exhibits.

Exhibit
No.	Description

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN CORPORATION

Date: May 19, 2006	By:	/s/ Michael Gelmon
Chief Executive Officer
(Principal executive officer)

Date: May 19, 2006	By:	/s/ Cory Gelmon
President and Chief Financial Officer
(Principal financial officer)