Form 10QSB
period 2006-06-30
BANYAN CORP /OR/
filed 2006-08-21
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ___________ to __________

Commission File Number 0-26065

BANYAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Oregon	84-1346327
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1925 Century Park East, Suite 500, Los Angeles	90067
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, including Area Code: (800) 808-089

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

286,281,357
(Number of shares of common stock outstanding as of August 15, 2006)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

     BANYAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$277,662
Accounts receivable	2,195,155
Prepaid expenses	70,403
Current portion of note receivable	68,550

Total current assets	2,611,770

Note receivable	697,894
Property and equipment, net	124,182
Intangible Asset - customer list, net	624,167
Deferred finance fees, net (Note 6)	150,337
Goodwill (Note 5)	2,051,911
Other assets, net	72,449

$6,332,710

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$1,050,923
Accrued interest	297,880
Other liabilities	191,072
Debt settlement	327,890
Current portion of convertible note (Note 6)	1,259,867
Current portion of obligations under capital lease	8,003
Notes payable
Related parties	215,000
Others	1,948,840

Total current liabilities	5,299,475

Convertible notes (Note 6)	300,041
Obligations under capital lease	51,147

5,650,663

Stockholders' equity (Notes 5, 6, 7, 8 and 10)
Preferred stock; no par value; 1,000,000,000 shares authorized	-
Common stock; no par value; 5,000,000,000 shares
authorized; 231,416,789 shares issued and outstanding	19,630,439
Deferred compensation costs	(21,300)
Accumulated deficit	(18,927,092)

Total stockholders' equity	682,047

$6,332,710

The accompanying notes are an integral part of these condensed consolidated financial statements

 BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		Restated		Restated
		(Note 1)		(Note 1)

Revenue from franchised clinics	$188,856	$290,230	$456,559	$442,093
Revenue from diagnostic business	1,406,026	-	2,202,751	-

	1,594,882	290,230	2,659,310	442,093

Franchise cost	77,500	87,611	148,783	141,126
Selling, general and administrative
expenses	1,643,804	473,928	2,744,388	863,443

	1,721,304	561,539	2,893,171	1,004,569

Loss from operations	(126,422)	(271,309)	(233,861)	(562,476)

Other

Management compensation	(226,250)	(105,000)	(442,500)	(210,000)
Stock compensation	(10,031)	(402,468)	(520,690)	(705,211)
Amortization expense	(18,978)	-	(37,288)	-
Loss on settlement of debt	-	(250,000)	-	(250,000)
Interest income	10,034	-	20,105	-
Interest expense:
Related parties	(4,879)	(1,145)	(7,430)	(1,957)
Other	(535,628)	(671,131)	(954,563)	(955,652)

Net loss	$(912,154)	$(1,701,053)	$(2,176,227)	$(2,685,296)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average number of
common shares- outstanding -
basic and diluted	218,713,349	81,840,023	203,339,117	72,214,468

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)
(Expressed in US Dollars)

				Common
				stock		Stock-
	Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2006	159,831,898	$16,075,581	$(108,479)	$82,250	$(16,750,865)	$(701,513)

Issuance of common stock for services (Note 7)	11,054,294	85,783				85,783

Stock compensation plans (Note 7)		340,980	(21,300)			319,680

Issuance of common stock for acquisition
of Premier Medical (Notes 5 and 7)	14,285,714	142,857				142,857

Conversion of convertible notes
(net of finance fees $1,939) (Notes 6 and 7)	11,747,369	146,774				146,774

Stock subscribed issued during the period	3,283,332	82,250		(82,250)		-

Exercise of options for services (Note 7)	13,000,000	78,000				78,000

Exercise of warrants for cash (Note 7)	18,214,182	18,214				18,214

Amortization of deferred compensation			108,479			108,479

Beneficial conversion (Note 6)		2,295,636				2,295,636

Warrants issued with convertible notes (Note 6)		364,364				364,364

Net loss					(2,176,227)	(2,176,227)

Balances at June 30, 2006	231,416,789	$19,630,439	$(21,300)	$-	$(18,927,092)	$682,047

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

	2006	2005
		Restated
		(Note 1)

Net cash used in operating activities of continuing operations	$(259,138)	$(970,100)

Cash flows used in investing activities:
Investment	-	(700,000)
Business acquisition	(1,821,316)	-
Proceeds on note receivable	33,081	-
Purchase of property and equipment	(3,166)	-
Acquisition of other assets	(28,462)	-

	(1,819,863)	(700,000)

Cash flows from financing activities
Net proceeds from notes payable, related parties	98,000	(53,018)
Net proceeds from notes payable, other	-	60,000
Proceeds from convertible notes	2,595,000	1,584,546
Payments on long term debt and notes payable	(352,851)	-
Proceeds from issuance of common stock and exercise
of options and warrants	14,308	109,000

Net cash provided by financing activities of continuing operations	2,354,457	1,700,528

Net increase in cash	275,456	30,428

Cash and cash equivalents, beginning of year	2,206	945

Cash and cash equivalents, June 30,	$277,662	$31,373

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
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

The three and six-month period ended June 30, 2005 were restated to reflect the adjustments made during the fourth quarter of 2005 as disclosed in Note 15 of the annual audited financial statements.

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

The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries, Diagnostic USA, Inc. (a Colorado corporation), Banyan Financial Services, Inc. (a Colorado corporation), Franchise Support Network, Inc. (a Canadian corporation), Premier Medical Group, Inc. (a Florida corporation), Atlas Medical Group (a Florida corporation), Century Neurological. Inc. (a California corporation), Comprehensive Medical (a Florida corporation), Neurological Medical Associates of N.J, LLC (a New Jersey corporation), Neurological Consultants, LLC (a Kentucky corporation), Neurological Services, Inc. (a Utah corporation), Optimal Medical Group, LLC (an Arizona corporation), Premier Health Services, LLC (a Delaware corporation), Premier Imaging, LLC (an Alaska corporation), Premier Professional Services, LLC (a Delaware corporation), Providers Medical Group, LLC (a Colorado corporation), Prism Diagnostics, Inc. (a Georgia corporation), West Center Medical Group, Inc. (a Nebraska corporation), Premier SD, LLC (an Alaska corporation) and Virtual Medical Systems, LLC (an Alaska corporation), its majority-owned (99%) subsidiaries Premier Integra Services, LLC (an Alaska corporation) and Premier National, LLC (an Alaska corporation) and its majority-owned (90%) subsidiary, Chiropractic USA, Inc. (a Colorado corporation) and the accounts of Southern Diagnostics, Inc. (a Colorado corporation) in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Diagnostics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Banyan Financial Services, Inc., Franchise Support Network Inc. and Diagnostic USA, Inc. have not commenced operations. Losses attributable to the minority interest in Chiropractic USA, Inc. have been consolidated into the Company.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

2.	Organization, principles of consolidation, going concern, results of operations and management’s plans (continued):

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a working capital deficiency of $2,687,705, as of June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises and increasing collections of receivables from franchisees and developing the diagnostic imaging business.

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

Revenue from diagnostic imaging services is calculated on an overall percentage of what can be expected to be collected from all outstanding gross billings based on the last five years of billing history. Gross billings are discounted principally due to the fact that levels of coverage by the insurance companies for patients vary from policy to policy and from insurance company to insurance company. This estimate is reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the six months ended June 30, 2006 and 2005, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
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

As permitted by SFAS No. 123R, the change in accounting policy has been applied prospectively. The effect of the new accounting policy has to increase expenses regarding options granted to employees by $160,000 during the period ended June 30, 2006.

5.	Business acquisition:

On February 10, 2006, the Company purchased all of the outstanding equity securities of the constituent entities of a diagnostic imaging business, Premier Medical Group, Inc., Atlas Medical Group, Comprehensive Medical, Neurological Medical Associates of N.J, LLC, Neurological Consultants, LLC, Neurological Services, Inc., Optimal Medical Group, LLC, Premier Health Services, LLC, Premier Imaging, LLC, Premier Professional Services, LLC, Providers Medical Group, LLC, Prism Diagnostics, Inc., West Center Medical Group, Inc., Premier SD, LLC and Premier Integra Services, LLC (hereinafter collectively referred to as “Premier”) from Dr. Brad Goldstein (“Dr. Goldstein”) the founder, owner and operator of Premier. As a result of the purchase, all of the assets and liabilities of the business have been transferred to the Company. The Company completed the acquisition of Premier pursuant to a Stock Purchase Agreement with Dr. Goldstein. Under the agreement, the Company paid Dr. Goldstein $2,000,000 in cash at closing plus 14,285,714 shares of common stock valued at $142,857. The Company also agreed to pay Dr. Goldstein an additional $100,000 and an amount equal to the pre-closing accounts receivable that are actually collected, estimated at $2,020,000, once Premier’s cash flow permits these additional payments to be made. Dr. Goldstein entered a new one- year employment agreement with Premier effective February 10, 2006 for an annual salary of $200,000 and will receive a grant of stock options pursuant to the Company’s 2004 Human Resources Incentive Stock Option Plan.

The acquisition was recorded under the purchase method and the results of operations of the subsidiary are included in the consolidated income as of the date of acquisition. The net assets purchased for an amount of $4,262,857, including cash of $178,684, are allocated as follows:

Current assets	$ 2,198,684
Property and equipment	84,709
Other assets	44,082
Goodwill	2,051,911
4,379,386

Current liabilities	116,529

$ 4,262,857

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

5.	Business acquisition (continued):

Had the acquisition of Premier Medical Group, Inc. taken into effect on January 1, 2005, the Company’s results for the six month period would have been changed to the pro forma amounts indicated below:

	2006	2005
Total revenue	$3,396,135	$3,574,777
Net loss	$(2,156,785)	$(2,430,791)
Basic and diluted loss per share, pro forma	$(0.01)	$(0.03)

6.	Convertible notes:

Face value of notes	$4,480,282
Less: unamortized discount	(2,920,374)
Less: current portion	(1,259,867)

$300,041

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

During the period ended June 30, 2006, the Company received advances in the amount of $2,660,000, and 89,900,000 warrants were issued, including an additional 50,000,000 warrants as the Company received the November and December proceeds in advance, valued at $364,364 based on the Black-Scholes option-pricing model. Financing fees related to the advances amounted to $65,000. The fees were capitalized and are being amortized over the three-year term of the note. The notes are due in February 2009 through June 2009.

As a result of the advances of the amount $2,660,000 on account of the convertible notes, a beneficial conversion in the amount of $2,295,636 has been deducted from the face value of the notes and is amortized over the three-year term of the note as interest expense.

On the last business day of each month beginning in March 2006 and ending in October 2006, the Company will receive $85,000 from the sale of the convertible notes. The Company received in advance the proceeds for November and December.

During the period, $38,713 of the face value of the 2004 note was converted into 9,547,369 common shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

7.	Stockholders’ equity:

Preferred stock:

The Company has 1,000,000,000 shares of no par value preferred stock authorized.

Common stock:

The Company has 5,000,000,000 shares of no par value common stock authorized. At June 30, 2006, there were 231,416,789 shares issued and outstanding. The Company had 56,245,000 outstanding options and 74,685,818 outstanding warrants.

Stock transactions:

During the period ended June 30, 2006, the Company issued 9,547,369 as a result of conversion of convertible notes (see Note 6).

During the period ended June 30, 2006, the Company issued 2,200,000 shares as a result of conversion of $110,000 in short term convertible notes.

During the period ended June 30, 2006, the Company issued 11,054,294 shares for services, valued at $85,783, which was equal to the market price on the date of issue.

During the period ended June 30, 2006, 18,214,182 warrants were exercised for $18,214 cash.

In February 2006, the Company issued 14,285,714 shares valued to $142,857 in connection with the acquisition of Premier Medical Group, Inc. (see Note 5).

In February 2006, 13,000,000 options were exercised for services valued at $78,000.

Stock Options:

During the period ended June 30, 2006, the Company granted options to purchase 41,410,000 shares of the Company’s common stock at an average price of $0.017 per share. The Company valued these options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of $261,490.

During the period ended June 30, 2006, the Company re-priced 7,040,000 options at $0.01 per share to reflect a decline in the market price of the Company’s common stock, resulting in recognition of compensation expense of $58,190.

During the period ended June 30, 2006, 600,000 options expired, 200,000 options were cancelled and 13,000,000 options were exercised.

8.	Related party transactions:

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000.

During the period ended June 30, 2006, the Company issued to its chief executive officer and its president and chief financial officer 7,000,000 shares (3,500,000 each) as payments of $42,000 bonuses that was included in accounts payable as at January 1, 2006. The Company also issued 13,000,000 shares to its chief executive officer and its president and chief financial officer (6,500,000 each) valued at $78,000 pursuant the exercise of their options for services rendered to the Company.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

8.	Related party transactions (continued):

During the period ended June 30, 2006, the Company entered into a new management agreement with its chief executive officer and its president and chief financial officer. Under the agreement they are entitled to receive management fees in the amount of $240,000 each per annum and were granted 30,000,000 options (15,000,000 each) exercisable at $0.02 per share for five years.

As of June 30, 2006, $229,609 included in accounts payable are payable to the Company’s chief executive officer, president and chief financial officer and Britannia Law Firm for management fees and monthly retainer.

9.	Segment results:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance based on operating earnings of the respective business units.

During the six months ended June 30, 2006 and 2005, the segment results are as follows:

		2006
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total
Revenues	$456,559	$2,202,751	$-	$2,659,310
Segment operating income (loss)	92,609	167,295	(493,765)	(233,861)

	2005
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total
Revenues	$442,093	$-	$-	$442,093
Segment operating income (loss)	(233,010)	-	(329,466)	(562,476)

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

10.	Subsequent event:

After June 30, 2006, 10,864,568 shares were issued following the exercise of 10,864,568 warrants at $0.001 each for a total of $10,865.

After June 30, 2006, the Company issued 44,000,000 upon the conversion of $132,165 in 2004 convertible notes.

On August 4, 2006, a court entered judgment in favor of four note holders and against the Company for $275,000 plus interest at 22% accruing from and after October 15, 2005 and costs of collection, including attorney fees. As of June 30, 2006 a liability of $277,011 is recorded in the books with respect of these notes. The Company intends to appeal this judgment. Unless this judgment has been vacated, bonded or stayed on or before December 31, 2006 the holders of our convertible notes have the option to declare a default.

11.	Comparative figures

Certain of the prior period’s comparative figures have been reclassified to conform to the current period’s presentation

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation for 2006

     Our operating activities have not yet generated a positive cash flow. We expect that they will generate a positive cash flow by the end of 2006 since our recently acquired diagnostic testing business has generated a positive cash flow.

     We entered into an agreement that provides $3,000,000 from the sale of convertible notes to an investment group. As of the date hereof, we have received $2,745,000 in 2006 and expect to receive $255,000 over the remainder of 2006 from the sale of convertible notes. The first $2,745,000 was used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. Most of the latter amount will be used as working capital to fund operations. In 2004 and 2005, we were provided $3,000,000 from the sale of convertible notes to this investment group, $1,200,000 in 2004 and $1,800,000 in 2005.

     The investment group has converted $1,311,883 in notes issued in 2004 to stock. The aggregate outstanding principal amount of the remaining convertible notes is $4,433,117 as of the date hereof. We believe without assurance that the investment group will continue to convert the rest of the notes to stock. However, the rate of conversion has become negligible as a result of the decrease in our stock price, to which the rate of conversion is tied. All of the remaining debt may not be converted when the convertible notes begin to come due in the fourth quarter of 2006. We intend to refinance, extend or otherwise restructure this debt before it becomes due. In the event we are unable to do so, we may have to file for protection under the federal bankruptcy laws and we may be unable to continue in operation as a going concern.

     Revenue has risen with the advent of our diagnostic testing business and the increase in the number of franchises. However, it is likely that additional liquidity and capital resources will be necessary to defray our ongoing expenses.

     In 2005 we formed a joint venture with a diagnostic testing business. We acquired the stock and customer base of another diagnostic testing business from the owners for $700,000 that we transferred to our joint venture. During the first quarter of 2006, we acquired all of the diagnostic testing business that is now operated as a wholly-owned subsidiary. The acquisition increased the number of employees by forty-three. During the second quarter of 2006, our diagnostic testing business expanded again through acquisition of the customer base of a third diagnostic testing business.

     In conjunction with the acquisition of the diagnostic testing business in the first quarter of 2006, we acquired manufacturing and marketing rights to a new diagnostic testing machine that has FDA pre-marketing approval. On May 1, 2006, we leased ten of our diagnostic testing machines for total payments of $91,680 over five years and successfully began to use them for our diagnostic testing and for demonstration units for our internal direct marketing program. The suggested retail price of the machine is

$6,200. Sales to doctors are now in progress, and we plan to expand our marketing and distribution through third parties that specialize in medical equipment.

     We now have ninety franchised locations. Beginning in the third quarter of 2006, we are offering complete turn-key clinics, which include financing, training, marketing and operations support, primarily to new graduates and chiropractic associates who are looking to start their own practices. We are initially offering turnkey clinics in South Florida and Arizona. During 2005, we were able to increase the number of franchises primarily by breaking into the Phoenix, Arizona market. To increase brand awareness, we began a television advertising campaign in Phoenix and Charleston markets. We are considering television advertisements in other markets in late summer.

     Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics in Louisiana. Under deferred payment terms of a note due in 2014 issued by the purchaser, we expect to receive more than $100,000 in principal and interest for 2006 and each year during the remaining term of the note. These clinics also signed franchise agreements that generate significant royalties.

     Our plan of operation for the remainder of fiscal 2006 is as follows:

To develop the diagnostic testing business that has generated a positive cash flow;

To increase sales of our diagnostic testing machine;

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

Financial condition at June 30, 2006 and 2005

     June 30, 2006. Stockholders’ equity was $682,047 and we had a working capital deficiency of $2,687,705. Principal sources of liquidity in 2006 included the sale of $2,660,000 in convertible notes and $2,659,310 in revenue from operations.

     June 30, 2005. Stockholders deficit was $452,464 and working capital deficiency was $1,070,869. Principal internal sources of liquidity in 2005 included the sale of $1,910,000 in convertible notes, $442,093 in revenue from franchising operations, and $109,000 from selling shares to investors.

Results of operation -- six months ended June 30, 2006 and 2005.

     Loss from operations decreased from $562,476 in 2005 to $233,861 in 2006.

     Revenue increased to $2,659,310 in 2006 from $442,093 in 2005 for the period. The diagnostic testing business produced $2,202,751 of the increase. Revenue from franchised operations increased to $456,559 in 2006 from $442,093 in 2005.

     Selling, general and administrative expenses increased to $2,744,888 in 2006 from $863,443 in 2005 as a result of an increase in the number of employees due to the acquisition of the diagnostic testing business. Management compensation increased from $210,000 in 2005 to $442,500 in 2006 as a result of an increase in management fees and the addition of one new executive officer. Stock compensation decreased from $705,211 in 2005 to $520,690 in 2006.

     We also incurred interest expense of $961,993 mainly from the conversion of convertible notes.

     Giving effect to interest expense, overall net loss decreased from $2,685,296 in 2005 to $2,176,227in 2006.

ITEM 3. CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, except as follows:

     Form 8-K/A relating to the Company’s acquisition of a significant subsidiary, Premier Medical Group, Inc. effective February 10, 2006 has not been filed because the report of the independent registered public accounting firm on the financial statements of this subsidiary for the fiscal years ended 2004 and 2005 has not yet been finalized. Since the financial statements of the subsidiary were not previously audited, delays were experienced in accumulating and communicating information to the satisfaction of the subsidiary’s accounting firm. The Company continues to diligently address this issue. It is anticipated the Company will file the form 8-K/A shortly.

     There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     On August 4, 2006, the District Court for the City and County of Denver, Colorado entered judgment in favor of four note holders and against the Company for $275,000 plus interest at 22% accruing from and after October 15, 2005 and costs of collection, including attorney fees. We intend to appeal this judgment; however, unless this judgment has been vacated, bonded or stayed on or before December 31, 2006 the holders of our convertible notes have the option to declare a default. See Management’s Discussion and Analysis of Financial Condition and Results of Operation – Plan of Operation for 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Second quarter of 2006. We issued 2,654,294 shares to four individuals for services rendered valued at an aggregate of $26,543 or $0.01 per share. We also issued 250,000 shares to an investor for $10,000 that we received in December of 2003. In addition, we granted 100,000 options exercisable at $.01 per share to an individual pursuant to a consulting agreement for services to be rendered.

     After the second quarter of 2006. On August 8, 2006 we rescinded the issuance of 1,000,000 shares to an investor for $10,000 believed to have been received in 2004. A review of our records indicated that in fact $10,000 was not received from the investor.

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

BANYAN CORPORATION

Date: August 21, 2006	By:	/s/ Michael Gelmon
Chief Executive Officer
(Principal executive officer)

Date: August 21, 2006	By:	/s/ Cory Gelmon
President and Chief Financial Officer
(Principal financial officer)