Form 10QSB
period 2006-09-30
BANYAN CORP /OR/
filed 2006-11-13
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]  No [   ]

484,281,357
(Number of shares of common stock outstanding as of November 10, 2006)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

BANYAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$112,292
Accounts receivable	1,993,576
Prepaid expenses	69,908
Current portion of note receivable	69,408

Total current assets	2,245,184

Note receivable	680,289
Property and equipment, net	122,017
Intangible Asset - customer list, net	606,667
Deferred finance fees, net (Note 6)	108,598
Goodwill (Note 5)	2,086,611
Other assets, net	18,825

$5,868,191

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$750,376
Accrued interest	403,439
Other liabilities	195,186
Debt settlement	385,778
Current portion of convertible note (Note 6)	1,231,452
Current portion of obligations under capital lease	8,357
Notes payable
Related parties	227,184
Others	1,468,840

Total current liabilities	4,670,612

Convertible notes (Note 6)	530,461
Obligations under capital lease	48,751

5,249,824

Stockholders' equity (Notes 5, 6, 7, 9 and 11)
Preferred stock; no par value; 1,000,000,000 shares authorized	-
Common stock; no par value; 5,000,000,000 shares
authorized; 363,281,357 shares issued and outstanding	20,142,285
Deferred compensation costs	(21,300)
Accumulated deficit	(19,502,618)

Total stockholders' equity	618,367

$5,868,191

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		Restated		Restated
		(Note 1)		(Note 1)

Revenue from franchised clinics	$126,541	$230,050	$583,100	$672,143
Revenue from diagnostic business	1,305,663	146,407	3,508,414	146,407

	1,432,204	376,457	4,091,514	818,550

Franchise cost	9,101	116,959	157,884	258,085
Selling, general and administrative
expenses	1,205,248	541,286	3,959,635	1,404,729

	1,214,349	658,245	4,117,519	1,662,814

Income (loss) from operations	217,855	(281,788)	(26,005)	(844,264)

Other

Management compensation	(112,500)	(105,000)	(555,000)	(315,000)
Stock compensation	-	(126,500)	(520,690)	(831,711)
Amortization expense	(20,904)	(23,333)	(58,192)	(23,333)
Loss on settlement of debt	-	-	-	(250,000)
Interest income	10,349	-	30,454	-
Interest expense:
Related parties	(2,861)	(199)	(10,291)	(2,156)
Other	(657,466)	(567,260)	(1,612,029)	(1,522,912)

Net loss	$(565,527)	$(1,104,080)	$(2,751,753)	$(3,789,376)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Weighted average number of
common shares- outstanding -
basic and diluted	288,209,121	98,623,052	231,939,998	81,114,064

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)
(Expressed in US Dollars)

				Common
				stock		Stock-
	Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	compensation	issued	deficit	deficit

Balances at January 1, 2006	159,831,898	$16,075,581	$(108,479)	$82,250	$(16,750,865)	$(701,513)

Issuance of common stock for services (Note 7)	11,054,294	85,783				85,783

Stock compensation plans (Note 7)		340,980	(21,300)			319,680

Issuance of common stock for acquisition
of Premier Medical (Notes 5 and 7)	14,285,714	142,857				142,857

Conversion of convertible notes
(net of finance fees $9,673) (Notes 6 and 7)	132,747,369	392,755				392,755

Stock subscribed issued during the period	3,283,332	82,250		(82,250)		-

Exercise of options for services (Note 7)	13,000,000	78,000				78,000

Exercise of warrants for cash (Note 7)	29,078,750	29,079				29,079

Amortization of deferred compensation			108,479			108,479

Beneficial conversion (Note 6)		2,534,800				2,534,800

Warrants issued with convertible notes (Note 6)		380,200				380,200

Net loss					(2,751,753)	(2,751,753)

Balances at September 30, 2006	363,281,357	$20,142,285	$(21,300)	$-	$(19,502,618)	$618,367

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

	2006	2005
		Restated
		(Note 1)

Net cash used in operating activities	$(247,987)	$(1,108,114)

Cash flows used in investing activities:
Investment	-	(700,000)
Business acquisition	(1,821,316)	-
Proceeds on note receivable	49,827	8,745
Purchase of property and equipment	(4,344)	-
Acquisition of other assets	(9,600)	-

Net cash used in investing activities	(1,785,433)	(691,255)

Cash flows from financing activities
Net proceeds from notes payable, related parties	110,184	(31,018)
Net proceeds from notes payable, other	-	90,000
Proceeds from convertible notes	2,850,000	1,584,546
Payments on long term debt and notes payable	(834,892)	-
Proceeds from issuance of common stock and exercise
of options and warrants	18,214	156,956

Net cash provided by financing activities	2,143,506	1,800,484

Net increase in cash	110,086	1,115

Cash and cash equivalents, beginning of year	2,206	945

Cash and cash equivalents, September 30,	$112,292	$2,060

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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

The three and nine-month period ended September 30, 2005 were restated to reflect the adjustments made during the fourth quarter of 2005 as disclosed in Note 15 of the annual audited financial statements.

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

The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries, Diagnostic USA, Inc. (a Colorado corporation), Banyan Financial Services, Inc. (a Colorado corporation), Franchise Support Network, Inc. (a Canadian corporation), Premier Medical Group, Inc. (a Florida corporation), Atlas Medical Group (a Florida corporation), Century Neurological, Inc. (a California corporation), Comprehensive Medical (a Florida corporation), Neurological Medical Associates of N.J, LLC (a New Jersey corporation), Neurological Consultants, LLC (a Kentucky corporation), Neurological Services, Inc. (a Utah corporation), Optimal Medical Group, LLC (an Arizona corporation), Premier Health Services, LLC (a Delaware corporation), Premier Imaging, LLC (an Alaska corporation), Premier Professional Services, LLC (a Delaware corporation), Providers Medical Group, LLC (a Colorado corporation), Prism Diagnostics, Inc. (a Georgia corporation), West Center Medical Group, Inc. (a Nebraska corporation), Premier SD, LLC (an Alaska corporation) and Virtual Medical Systems, LLC (an Alaska corporation), its majority-owned (99%) subsidiaries Premier Integra Services, LLC (an Alaska corporation) and Premier National, LLC (an Alaska corporation) and its majority-owned (90%) subsidiary, Chiropractic USA, Inc. (a Colorado corporation) (“CUSA”) and the accounts of Southern Diagnostics, Inc. (a Colorado corporation) in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Diagnostics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Banyan Financial Services, Inc., Franchise Support Network Inc. and Diagnostic USA, Inc. have not commenced operations. Losses attributable to the minority interest in Chiropractic USA, Inc. have been consolidated into the Company.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

2.	Organization, principles of consolidation, going concern, results of operations and management’s plans (continued): Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created a working capital deficiency of $2,425,428, as of September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises and increasing collections of receivables from franchisees and developing the diagnostic imaging business.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the nine months ended September 30, 2006 and 2005, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

3.	Summary of significant accounting policies (continued): Recently issued accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) is effective for an employer with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (paragraphs 5, 6, and 9) is effective for fiscal years ending after December 15, 2008. As such, the Company is required to adopt the paragraphs 4 and 7 on December 31, 2006, and the paragraph 5, 6 and 9 at the beginning of the fiscal year ending December 31, 2008. Management does not expect the adoption of SFAS No. 158 to have a significant impact on the financial position or results of operations of the Company.

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

As permitted by SFAS No. 123R, the change in accounting policy has been applied prospectively. The effect of the new accounting policy has to increase expenses regarding options granted to employees by $160,000 during the period ended September 30, 2006.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

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

The acquisition was recorded under the purchase method and the results of operations of the subsidiary are included in the consolidated income as of the date of acquisition. The net assets purchased for an amount of $4,262,857, including cash of $178,684, are allocated as follows:

Current assets	$2,198,684
Property and equipment	84,709
Other assets	9,382
Goodwill	2,086,611
4,379,386

Current liabilities	116,529

$4,262,857

Had the acquisition of Premier Medical Group, Inc. taken into effect on January 1, 2005, the Company’s results for the nine month period would have been changed to the pro forma amounts indicated below:

	2006	2005
Total revenue	$4,663,945	$5,558,955
Net loss	$(2,732,310)	$(3,421,685)
Basic and diluted loss per share, pro forma	$(0.01)	$(0.04)

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

6.	Convertible notes:

Face value of notes	$4,481,567
Less: unamortized discount	(2,719,654)
Less: current portion	(1,231,452)

$530,461

Effective February 8, 2006, the Company entered into a Securities Purchase Agreement. Under this agreement, the Company agreed to sell a total of $3,000,000 in callable secured convertible notes for three years with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.0057 or the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Lenders shall receive for each $1.00 of notes fifteen warrants to purchase one share of the Company’s common stock. Warrants have a five-year term from the date of issuance with an exercise price of $0.001 per share. Warrants are issued as notes are sold.

During the period ended September 30, 2006, the Company received advances in the amount of $2,915,000, and 93,725,000 were issued. These warrants include an additional 50,000,000 warrants in consideration for the Company receiving the November and December proceeds in advance. The warrants are valued at $380,200 based on the Black-Scholes option-pricing model. Financing fees related to the advances amounted to $65,000. The fees were capitalized and are being amortized over the three-year term of the note. The notes are due in February 2009 through September 2009.

As a result of the advances of the amount $2,915,000 on account of the convertible notes, a beneficial conversion in the amount of $2,534,800 has been deducted from the face value of the notes and is amortized over the three-year term of the note as interest expense.

On the last business day of each month beginning in March 2006 and ending in October 2006, the Company will receive $85,000 from the sale of the convertible notes. The Company received in advance the proceeds for November and December.

During the period, $292,428 of the face value of the 2004 note was converted into 130,547,369 common shares.

7.	Stockholders’ equity: Preferred stock:

The Company has 1,000,000,000 shares of no par value preferred stock authorized.

Common stock:

The Company has 5,000,000,000 shares of no par value common stock authorized. At September 30, 2006, there were 363,281,357 shares issued and outstanding. The Company had 55,875,000 outstanding options and 67,646,250 outstanding warrants.

Stock transactions:

During the period ended September 30, 2006, the Company issued 130,547,369 shares as a result of conversion of convertible notes (see Note 6).

During the period ended September 30, 2006, the Company issued 2,200,000 shares as a result of conversion of $110,000 in short term convertible notes.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

7.	Stockholders’ equity (continued): Stock transactions (continued):

During the period ended September 30, 2006, the Company issued 11,054,294 shares for services, valued at $85,783, which was equal to the market price on the date of issue.

During the period ended September 30, 2006, 29,078,750 warrants were exercised for $29,079 cash.

In February 2006, the Company issued 14,285,714 shares valued to $142,857 in connection with the acquisition of Premier Medical Group, Inc. (see Note 5).

In February 2006, 13,000,000 options were exercised for services valued at $78,000.

Stock Options:

During the period ended September 30, 2006, the Company granted options to purchase 41,410,000 shares of the Company’s common stock at an average price of $0.017 per share. The Company valued these options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of $261,490.

During the period ended September 30, 2006, the Company re-priced 7,040,000 options at $0.01 per share to reflect a decline in the market price of the Company’s common stock, resulting in recognition of compensation expense of $58,190.

During the period ended September 30, 2006, 970,000 options expired, 200,000 options were cancelled and 13,000,000 options were exercised.

8.	Contingent liabilities

On August 4, 2006, a court entered into judgment in favor of four note holders and against the Company for $275,000 plus interest at 22% accruing from and after October 15, 2005 and costs of collection, including attorney fees to be determined by the court. As of September 30, 2006 a liability of $333,014 is recorded in the books with respect of these notes. The Company intends to appeal this judgment. Unless this judgment has been vacated, bonded or stayed on or before December 31, 2006, the holders or the convertible notes have the option to declare a default.

An area developer claims that CUSA owes approximately $270,000 in royalties. There are no legal proceedings pending in connection with this dispute. The Company believes that the area developer breached their agreement by failing to render various services and failing to perform certain duties. Accordingly, the Company has reversed an amount payable by approximately $260,000 relating to consulting fees to the area developer during the period.

9.	Related party transactions:

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000.

During the period ended September 30, 2006, the Company issued to its chief executive officer and its president and chief financial officer 7,000,000 shares (3,500,000 each) as payments of $42,000 bonuses that was included in accounts payable as at January 1, 2006. The Company also issued 13,000,000 shares to its chief executive officer and its president and chief financial officer (6,500,000 each) valued at $78,000 pursuant to the exercise of their options for services rendered to the Company.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

9.	Related party transactions (Continued):

During the period ended September 30, 2006, the Company entered into a new management agreement with its chief executive officer and its president and chief financial officer. Under the agreement they are entitled to receive management fees in the amount of $240,000 each per annum and were granted 30,000,000 options (15,000,000 each) exercisable at $0.02 per share for five years.

As of September 30, 2006, $216,813 included in accounts payable are payable to the Company’s chief executive officer, president and chief financial officer and Britannia Law Firm for management fees and monthly retainer.

As of September 30, 2006, the Company owed $173,184 to a corporation owned and controlled by the Company’s chief executive officer and president and chief financial officer for advances pursuant to a promissory note due December 31, 2007 and bearing interest at 7%.

10.	Segment results:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance based on operating earnings of the respective business units.

During the nine months ended September 30, 2006 and 2005, the segment results are as follows:

		2006
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$583,100	$3,508,414	$-	$4,091,514

Segment operating income (loss)	369,983	242,442	(638,430)	(26,005)

		2005
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$672,143	$146,407	$-	$818,550

Segment operating income (loss)	(298,711)	96,389	(641,942)	(844,264)

11.	Subsequent event:

After September 30, 2006, the Company issued 121,000,000 shares upon the conversion of $69,223 in 2004 convertible notes.

12.	Comparative figures

Certain of the prior period’s comparative figures have been reclassified to conform to the current period’s presentation.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation for 2006

          Our operating activities have not yet generated a positive cash flow. We expect that they will generate a positive cash flow by the end of 2006 since our recently acquired diagnostic testing business has generated a positive cash flow.

          In 2006, we entered into an agreement that provides $3,000,000 from the sale of convertible notes to an investment group. As of the date hereof, we have received the total $3,000,000. The proceeds were used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. In 2004 and 2005, we were provided $3,000,000 from the sale of convertible notes to this investment group, $1,200,000 in 2004 and $1,800,000 in 2005.

          The investment group has converted all $1,200,000 of the notes issued in 2004 and $302,656 of the notes issued in 2005 to stock. The aggregate outstanding principal amount of the remaining convertible notes is $4,497,344 as of the date hereof, including the outstanding notes issued in 2005 and 2006. We believe without assurance that the investment group will continue to convert the rest of the notes to stock. However, the rate of conversion has become negligible as a result of the decrease in our stock price, to which the rate of conversion is tied. All of the remaining debt may not be converted when the remaining convertible notes begin to come due in the first quarter of 2007. We intend to refinance, extend or otherwise restructure this debt before it becomes due. In the event we are unable to do so, we may have to file for protection under the federal bankruptcy laws and we may be unable to continue in operation as a going concern.

          Revenue has risen with the advent of our diagnostic testing business to supplement our franchise business. However, it is likely that additional liquidity and capital resources will be necessary to defray our ongoing expenses.

          In 2005 we formed a joint venture with a diagnostic testing business. We acquired the stock and customer base of another diagnostic testing business from the owners for $700,000 that we transferred to our joint venture. During the first quarter of 2006, we acquired all of the diagnostic testing business that is now operated as a wholly-owned subsidiary. The acquisition has increased the number of employees by fifty-five. During the second quarter of 2006, our diagnostic testing business expanded again through acquisition of the customer base of a third diagnostic testing business.

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

          We have fifty-five franchised locations. We now offer complete turnkey clinics that include financing, training, marketing and operations support, primarily to new graduates and chiropractic associates who are looking to start their own practices. We are offering turnkey clinics nationwide and this will be our focus going forward in our efforts to increase the number of franchisees. There has been a decline from ninety franchised locations as reported in our most recent quarterly report, largely due to the termination of franchises for breach of their franchise agreements.

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

To obtain additional debt and equity financing.

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

Financial condition at September 30, 2006 and 2005

          September 30, 2006. Stockholders’ equity was $618,367 and we had a working capital deficiency of $2,425,428. Principal sources of liquidity in 2006 included the sale of $2,915,000 in convertible notes and $4,091,514 in revenue from operations.

          September 30, 2005. Stockholders deficit was $427,994 and working capital deficiency was $959,223. Principal sources of liquidity in 2005 included the sale of $1,910,000 in convertible notes, $818,550 in revenue from operations, and $156,956 from selling shares to investors.

Results of operation -- nine months ended September 30, 2006 and 2005.

          Loss from operations decreased from $844,264 in 2005 to $26,005 in 2006.

          Revenue increased to $4,091,514 in 2006 from $818,550 in 2005 for the period. The diagnostic testing business produced $3,362,007 of the increase. Revenue from franchised operations decreased to $583,100 in 2006 from $672,143 in 2005 as a result of franchise terminations.

          Selling, general and administrative expenses increased to $3,959,635 in 2006 from $1,404,729 in 2005 as a result of an increase in the number of employees due to the acquisition of the diagnostic testing business. Management compensation increased from $315,000 in 2005 to $555,000 in 2006 as a result of an increase in management fees and the addition of one new executive officer. Stock compensation decreased from $831,711 in 2005 to $520,690 in 2006.

          We also incurred interest expense of $1,612,029 mainly from the conversion of convertible notes.

          Giving effect to interest expense, overall net loss decreased from $3,789,376 in 2005 to $2,751,753 in 2006.

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

          Form 8-K/A relating to the Company’s acquisition of a significant subsidiary, Premier Medical Group, Inc. effective February 10, 2006 has not been filed because the report of the independent registered public accounting firm on the financial statements of this subsidiary for the fiscal years ended 2004 and 2005 has not yet been finalized. Since the financial statements of the subsidiary were not previously audited payment of certain fees, delays were experienced in accumulating and communicating information to the satisfaction of the subsidiary’s accounting firm. The Company has addressed this issue, along with audit fees that are due for the work, and expects that the Form 8-K/A will be filed shortly.

          There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

          On August 4, 2006, the District Court for the City and County of Denver, Colorado entered judgment in favor of four note holders and against the Company for $275,000 plus interest at 22% accruing from and after October 15, 2005 and costs of collection, including attorney fees to be determined. We intend to appeal this judgment; however, unless this judgment has been vacated, bonded or stayed on or before December 31, 2006 the holders of our convertible notes have the option to declare a default. See Management’s Discussion and Analysis of Financial Condition and Results of Operation – Plan of Operation for 2006.

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

BANYAN CORPORATION

Date: November 10, 2006
	By:	/s/ Michael J. Gelmon
Chief Executive Officer
(Principal executive officer)

Date: November 10, 2006
	By:	/s/ Cory H. Gelmon
President and Chief Financial Officer
(Principal financial officer)