Form 10KSB
period 2006-12-31
BANYAN CORP /OR/
filed 2007-04-17
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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
Yes [ ] No [X]

Issuer’s revenues for its most recent fiscal year: $5,450,997

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $2,385,736 as of March 31, 2007.

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of March 31, 2007:
2,168,851,606

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

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

PART I

Item 1. Description of Business.

          We are a holding company focused on investing in and building a network of subsidiaries engaged in diagnostic testing, the franchising of Chiropractic USA branded chiropractic clinics, providing practice development training and assistance to chiropractors, and offering franchise support and related services to franchisees. We were incorporated in Oregon in 1978. We currently have forty-eight full time employees, including two in management, forty-three in diagnostic testing, two in franchise sales and support operations, and one in administration.

          Premier Medical Group. Premier Medical Group is our diagnostic testing business, offering Nerve Conduction Velocity (“NCV”) testing to patients through health care professionals such as doctors and chiropractors, including our chiropractic franchisees. NCV testing measures the transmission of nerve impulses through the body, identifies problems in the nervous system, and helps to substantiate the benefit and cost of treatment to patients and their insurers.

          Premier Medical Group sets up blocks of patient testing appointments and then arranges for one of its certified neurological technician to bring test equipment to the doctors’ offices and perform the scheduled tests. The business, which is based in Boca Raton, Florida, has forty-three employees servicing an estimated 500 active customers. Premier Medical Group performed approximately 7,500 tests in 2006.

          A significant advance in our NCV testing business occurred in February 2006, when we purchased substantially all of the outstanding equity securities of the constituent entities of Premier Medical Group’s testing business, Premier Medical Group, Inc., Premier Imaging, LLC and Premier Health Services, LLC from Dr. Brad Goldstein (“Dr. Goldstein”) their founder, owner and operator. As a result of the acquisition, all of the assets and liabilities of the business have been transferred to us. See Certain Relationships and Related Transactions – Premier Acquisition. The source of funds for the acquisition was the securities purchase agreement described herein in Certain Relationships and Related Transactions – Securities Purchase Agreements – 2006 Securities Purchase Agreement.

          Another significant advance occurred in March 2007, when we purchased the customer base of Medical Resources, Inc. of Virginia. We agreed to pay Medical Resources 30% of the gross collections from its former accounts until the purchase price of $440,000 has been paid in full.

          To enter the diagnostic testing business, on May 25, 2005 we purchased all of the stock of Nationwide Diagnostic Solutions, Inc., an Arizona corporation based in Tempe, Arizona (“Nationwide”), from Dr. Jeff and Constance Rebarcak (the “Rebarcaks”), the founders, sole shareholders and operators of Nationwide, for $700,000.

Prior to the closing, the accounts receivable of Nationwide were assigned to the Rebarcaks. We transferred the remaining asset of Nationwide, the patronage of its customer base, to our subsidiary Southern Diagnostics, Inc., a Colorado corporation (“Southern”). Southern contributed the customer accounts to our subsidiary, Premier SD, LLC, an Alaska limited liability company based in Boca Raton, Florida for 30% of all fees collected by Premier SD, LLC subject to certain adjustments under an operating agreement between Southern and our subsidiary Premier Health Services, LLC, that manages Premier’s diagnostic testing business.

          Virtual Medical Systems. Virtual Medical Systems is our subsidiary that manufactures and markets the VT3000, a nerve testing system originally developed by Premier Health Services. The Food and Drug Administration granted marketing approval for the VT3000 on October 27, 2005. We manufacture the system through a third party, Scientific Imaging Inc., located in Atlanta, Georgia, under a supply contract, and market it to physicians and chiropractors through a six-man sales force that is part of Premier Medical Group. We are developing an outside sales force of medical equipment distributors. In the latter half of fiscal 2006 we sold sixty systems for revenue of $353,827. We do not maintain an inventory of systems.

          The VT 3000 is a point-of-service solution for the diagnosis of neuropathies, which are diseases of the peripheral nerves and parts of the spine, as well as nerve irritation and other damage to the nervous system of a patient. With the VT3000 doctors and chiropractors can conveniently perform a comprehensive series of nerve tests, including NCV tests and F-wave/H-reflex tests, while the patient is in the office, and have results from the tests within twenty-four hours. The VT3000 allows optional live viewing and physician interaction at a remote location by video feed through its digital camera, internet connectivity and on-line chat features. This permits real time, on demand supervision and analysis of the tests by a board certified neurologist, physiatrist or other qualified physician and nationally registered technicians as needed. We believe that the VT3000 and adoption of our new protocol should result in accurate diagnoses, improved testing efficiency, increased testing, and greater revenue and profitability for our customers.

          Competition and Regulation in Nerve Testing. It is estimated that approximately two million nerve conduction studies are performed on patients annually in the United States. This includes traditional nerve conduction studies such as electromyography (EMG) performed by neurologists and a relatively small number of point-of-service tests performed by primary care physicians, such as those we offer. The number of nerve conduction studies could increase with the development of more economical and convenient point-of-service test protocols such as ours.

          We expect to encounter substantial competition from an automated testing system developed by Neurometrix, Inc. that has reportedly been used on more than 750,000 patients during the past few years and is currently used by more than 4,900 active customers. Neurometrix reported $55 million in revenue for fiscal 2006. We also expect to encounter indirect competition with manufacturers of traditional testing systems who typically market their equipment to neurologists, including Viasys Healthcare Inc., Cadwell Laboratories, Inc., and Xltec, Inc. Other companies not presently in the market may decide to enter our market.

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

          In addition, there are a large number of mobile diagnostic testing companies that are in direct competition with Premier Medical Group.

          The FDA regulates the development, testing, manufacture and marketing of medical devices, including nerve-testing equipment. Under FDA regulations, medical device manufacturers are required to register with the FDA and to adhere to certain good manufacturing practices and good laboratory practices, which prescribe recordkeeping procedures and provide for the unscheduled inspection of facilities. Manufacturers of new medical devices must comply with FDA pre-marketing testing, analysis and approval requirements. Proof of safety and effectiveness in the form of extensive clinical data must be submitted to and pre-market approval granted by the FDA prior to general marketing. A new pre-market approval application or supplement may be required if the device is modified or for changes to its labeling, intended use or manufacturing process.

          We anticipate that revenue in the nerve-testing segment will depend on reimbursement of the cost incurred by patients by third party payers to the doctors. Third party payers include private insurance companies, managed care organizations, and government programs such as Medicare and Medicaid. Their coverage and reimbursement policies will affect our ability to sell our products and services. From time to time third party payers limit and restrict NCV testing. Third party payers may deny reimbursement should they determine that NCV testing is not medically necessary or appropriate, or that our system is unacceptable. Managed care organizations often require pre-approval of patient testing. Reimbursement is based on an authorization code that is submitted to insurers; these codes may be changed to adversely affect us. There can be no assurance that our NCV testing will continue to be reimbursed by third party payers.

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

          We have franchise agreements covering fifty-five locations. Our franchise agreements provide for payment of percentage royalties, contribution to an advertising fund, and charges for additional services selected by the franchisee. Some franchise agreements cover more than one location.

          The present number of locations reflects a decrease of forty percent. This was the result of the conclusion of our contract under which Team WLP and C.J. Mertz endorsed our franchise and had franchise support and training responsibilities to our franchisees. We depended on the endorsement of Team WLP for overall franchise expansion. At the conclusion of our business relationship, we lost the endorsement. We also had to fill the position in franchise support. On October 2, 2006, we entered into a new three-year contract to employ a new company owned by Dr. Marvin Arnsdorff, one of our area developers, to oversee CUSA’s marketing and operations, and to develop, implement and conduct CUSA’s training. We believe we have effectively reconstituted our franchise support. In addition, we had to develop new operations and training manuals. We have successfully published our new manuals. Since March 31, 2006 we have signed four new franchise agreements.

          We recruit area developers from all regions of the country. An area developer is responsible for increasing the number of Chiropractic USA locations within an exclusive territory. An area developer receives a portion of the percentage royalty we collect from the territory. We have entered into fourteen area representative agreements covering twenty-four states. We added one new area developer and terminated two area developers in the past year. Typically, an area developer enters into one or more franchise agreements.

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

          We sublease our executive offices in Los Angeles for a monthly rental of $100 plus expenses.

          We sublease additional executive offices in Calgary, Alberta for a monthly rental of $3,500 under a lease expiring April 30, 2011.

          For Premier Medical Group and Virtual Medical Systems, we lease 3,800 square feet in Boca Raton, Florida at a monthly cost of $11,500 under a lease expiring December 31, 2008.

          We also lease a condominium in Boca Raton, Florida for $3,450 per month under a lease expiring March 27, 2008.

Item 3. Legal Proceedings.

          On September 23, 2005, the Supreme Court of Alabama reversed dismissal of a case originally filed against us on January 8, 2004, in Mobile County, Alabama, by a former employee of a former subsidiary, Bruce Leithead. The complaint seeks money damages for breach of an alleged employment contract to issue 400,000 shares of common stock to the employee on termination and for his inability to exercise 400,000 options. We deny any liability and continue to vigorously defend this suit.

          On August 4, 2006, the District Court for the City and County of Denver, Colorado re-entered judgment in favor of four note holders and against us for $275,000 plus interest at 22% accruing from and after October 15, 2005. The judgment had previously been vacated. In addition, on December 9, 2006, the Court awarded attorney’s fees and costs in the aggregate amount of $89,127. On January 26, 2007, this case was dismissed pursuant to that certain settlement agreement dated January 10, 2007 described herein (the “Settlement Agreement”).

          On December 5, 2005, Lloyd Parrish, a former director, and his wife, Carol Parrish, filed suit in the District Court for El Paso County, Colorado. The complaint sought money damages for failure to pay in full certain promissory notes in the aggregate principal amount $86,588, plus accrued interest and costs, including attorney fees. On January 22, 2007, this case was also dismissed pursuant to the Settlement Agreement.

          Pursuant to the Settlement Agreement, we paid $250,000 to the four note holders, the Parrishes and their counsel collectively, and agreed to pay $160,000 to them in equal monthly installments of $10,000 beginning on the first business day of July 2007 and the first business day of each subsequent month until paid in full. In the event we default on payment of these installments, we signed a confession of judgment in favor of said counsel for $350,000 less the installments we pay.

          On April 27, 2006, we were served with a complaint in an action in the Superior Court of Pima County, Arizona by State Farm Mutual Automobile Insurance Company against us and other businesses and individuals. The complaint seeks to recover the plaintiff’s alleged over-reimbursement for allegedly false, excessive and medically inappropriate diagnostic tests, treble damages and other damages. We do not know of any tests that were reimbursed by State Farm to us and are vigorously defending this suit.

          We are a defendant in a civil action captioned Hand v. Chiropractic USA pending in the United States District Court for the Northern District of Texas, filed on or about December 14, 2006. The plaintiff, a franchisee, seeks a declaratory judgment to terminate his franchise agreement and damages for fraud, breach of contract, failure to disclose franchise requirements, deceptive trade practices, exemplary damages and attorney’s fees. We do not know of any false or misleading statement to the franchisee or breach of contract. We are vigorously defending this suit and pursuing our claims against the plaintiff for breach of contract and any unpaid franchise fees. We are are seeking to compel arbitration pursuant to the terms of a franchise agreement with the plaintiff.

Item 4. Submission of Matters to a Vote of Security Holders.

          Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

          Our Common Stock is traded on the National Association of Securities Dealers, Inc. (the “NASD”) OTC Bulletin Board under the symbol "BANY”. The following are the high and low bid prices for each quarter within the last two fiscal years and the current fiscal year to date:

Year	Quarter	Bid Price
		High	Low
2007	First	$.0047	$.0007

2006	First Second Third Fourth	$.045 $.031 $.012 $.0088	$.0035 $.016 $.002 $.0008
2005	First Second Third Fourth	$.24 $.28 $.12 $.045	$.10 $.04 $.02 $.005

          As of the date hereof, there were approximately 550 record holders of our Common Stock. This does not reflect an estimated 1,800 shareholders that hold their shares in street name.

          No dividends were declared since December 31, 2004. We presently intend to retain our earnings to fund development of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of common stock are entitled to receive such dividends as may be declared by our board of directors. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities authorized for issuance under equity compensation plans.

          The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2006. The disclosure refers to options or warrants under our 2004 Human Resources Incentive Plan unless otherwise specifically stated.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	52,985,000	$0.020	947,015,000
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	52,985,000	$0.020	947,015,000

          Please refer to Item 10. Executive Compensation, for additional information regarding securities authorized for issuance under our 2004 Human Resources Incentive Plan.

Recent Sales of Unregistered Securities

The sales of securities discussed below do not include shares issued to the Chief Executive Officer and the President and Chief Financial Officer in connection with certain acquisitions. Please refer to Certain Relationships and Related Transactions – Chiropractic USA and Franchise Support Network Acquisition.

          2004. We sold 12,520,827 shares of common stock that were not registered under the Securities Act of 1933 to 47 investors. Of these shares, we sold 9,116,827 shares for $877,470 in cash, an average of $.10 per share. The sales to two of these investors involved units consisting of one share plus one option to purchase one share of common stock. One of our investors purchased 3,125,000 shares and an option to purchase 3,125,000 shares exercisable at $.08 per share until September 15, 2007 for $250,000. Another investor purchased 1,000,000 shares and an option to purchase 1,000,000 shares exercisable at $.10 per share until May 31, 2005 for $100,000. The sales `to three investors were the result of the investors exercising options they held granted prior to 2004 to purchase an aggregate of 300,000 shares for $30,000, or $.10 per share. Shares sold for consideration other than cash totaled 3,404,000. We sold 2,680,428 shares to fifteen consultants and employees in consideration for services rendered to us valued at $.12 to $.25 per share. We issued an aggregate of 720,000 shares to pay outstanding indebtedness to two creditors, including 650,000 shares to pay in full the balance due on a promissory note, and 70,000 shares to pay an account payable. We issued 3,572 shares to correct a pricing error in connection with a prior sale to an investor. Finally, we sold the convertible notes and warrants to certain purchasers in the transactions described in Certain Relationships and Related Transactions – Securities Purchase Agreements – 2004 Securities Purchase Agreement.

          2005. We issued an aggregate of 2,300,000 shares to three management and marketing consultants for services rendered and to be rendered in 2005, valued at $.22 per share. We sold 600,000 shares for $60,000 to area developers and franchisees, and we sold 50,000 shares for $5,000 to an investor. We issued an aggregate of 1,277,721 shares to seven consultants for services rendered valued at $139,717, an average of $.11 per share. We sold 340,000 shares for $34,000, an average of $0.10 per share to three franchisees and area developers. We sold to one investor 100,000 shares at $.10 per share. In addition, we issued 300,000 shares upon the exercise of options under our 2004 Human Resources Incentive Plan for services rendered valued at the $.14 per share exercise price. We issued 2,454,767 shares to partially settle threatened legal proceedings. On July 13, 2005, the Company issued 1,000,000 shares for software development services under a software consulting agreement for which an $85,000 account payable was recorded at June 30, 2005 and 350,000 shares for legal consulting services. On August 12, 2005, an additional 250,000 shares were given under the software consulting agreement and an additional 500,000 shares were given for legal consulting services to adjust for a decline in the market price of the shares. These shares were registered under the Securities Act of 1933 on August 25, 2005. On September 13, 2005, we issued 2,000,000 shares for services valued at $80,000 under the consulting agreement described in Certain Relationships and Related Transactions – Consulting Agreement. We sold an aggregate of 3,183,332 shares: 750,000 shares to four consultants for services rendered valued at $23,250, an average of $0.031 per share; and 2,433,332 shares for $49,000, an average of $0.02 per share to three franchisees and an area developer. We issued 3,000,000 shares for legal consulting services. The shares were registered under the Securities Act of 1933 on December 16, 2005. We sold additional convertible notes and warrants to certain purchasers. See Certain Relationships and Related Transactions – Securities Purchase Agreements – 2004 Securities Purchase Agreement.

          2006. We issued 2,200,000 shares to two investors upon conversion of $110,000 in outstanding convertible notes. We issued 14,285,714 shares in connection with the business acquisition described in Certain Relationships and Related Transactions – Premier Acquisition and 1,000,000 shares as compensation to our former Chief Operating Officer. See Management – Executive Compensation – Employment and Other Compensation-Related Agreements with Management. We issued 1,233,333 shares to two investors to adjust the subscription price to reflect a decline in market price of the shares. We issued 2,654,294 shares to four individuals for services rendered valued at an aggregate of $26,543 or $0.01 per share. We issued 250,000 shares to an investor for $10,000 that we received in December 2003. In addition, we granted 100,000 options exercisable at $.01 per share to an individual pursuant to a consulting agreement for services to be rendered. We sold additional convertible notes and warrants to certain purchasers in the transactions described in Certain Relationships and Related Transactions – Securities Purchase Agreements – 2006-2007 Securities Purchase Agreement and 2006 Securities Purchase Agreement.

          Basis of exemption from registration. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares to investors, the sale of the convertible notes and warrants and the issues to pay debt and for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions, except that in connection with certain sales totaling 1,834,047 shares to sixteen investors for $184,805 in cash, we do not have reasonable grounds to believe that the investors were actually accredited. No claims are pending or have been asserted with respect to any of these sales.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation for 2007

          Our operating activities have not yet generated a positive cash flow. We expect that they will generate a positive cash flow by the end of 2007 since our recently acquired diagnostic testing business has generated a positive cash flow.

          In the fourth quarter of 2006, we entered into an agreement that has to date provided $1,710,000 from the sale of convertible notes to an investment group. Early in 2006, we entered into an agreement that provided $3,000,000 from the sale of convertible notes to an investment group. The proceeds were used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. In 2004 and 2005, we were provided $3,000,000 from the sale of convertible notes to this investment group, $1,200,000 in 2004 and $1,800,000 in 2005.

          As of March 31, 2007, the investment group has converted all $1,200,000 of the notes issued in 2004 and $617,619 of the notes issued in 2005 to stock, and $820,215 of the notes issued in 2006 to stock. The aggregate outstanding principal amount of the remaining convertible notes is $5,062,166 as of March 31, 2007, including the outstanding notes issued in 2005 and thereafter. We believe without assurance that the investment group will continue to convert the rest of the notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. All of the remaining debt may not be converted when the remaining convertible notes begin to come due December 31, 2008. We intend to refinance, extend or otherwise restructure this debt before it becomes due. In the event we are unable to do so, we may have to file for protection under the federal bankruptcy laws and we may be unable to continue in operation as a going concern. We were recently able to extend the due date for all of the convertible notes that would have become due in February and May 2007 to December 31, 2008.

          Revenue has risen with the advent of our diagnostic testing business to supplement our franchise business. However, it is likely that additional liquidity and capital resources will be necessary to defray our ongoing expenses.

          In 2005 we formed a joint venture with a diagnostic testing business and acquired the stock and customer base of another diagnostic testing business from the owners for $700,000 that we transferred to our joint venture. During the first quarter of 2006, we acquired all of the diagnostic testing business that is now operated as a wholly owned subsidiary. The acquisition has increased the number of employees by forty-three. Since then our diagnostic testing business expanded again through acquisition of the customer base of a two additional diagnostic testing businesses.

          In conjunction with the acquisition of the diagnostic testing business in the first quarter of 2006, we acquired manufacturing and marketing rights to a new diagnostic testing device that has FDA pre-marketing approval. During the latter half of 2006, the first period in which we had revenue from sales of our new device, there were more than sixty sales for revenue of $353,827. We are developing an outside sales force of medical equipment distributors.

          We have fifty-five franchised locations, a decrease of forty percent from last year as a result of the conclusion or our arrangement with Team WLP. See Description of Business – Chiropractic USA.

          Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics in Louisiana. Under deferred payment terms of a note due in 2014 issued by the purchaser, we expect to receive more than $100,000 in principal and interest for 2007 and each year during the remaining term of the note. These clinics also signed franchise agreements that generate significant royalties.

          Our plan of operation for fiscal 2007 is as follows:

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

          To date our operations have not been self-sustaining. Our independent registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern because we incurred net losses during 2006 and had a working capital deficiency at year end. We continue to have net losses and a working capital deficiency. Should we be unable to implement our plan of operation, our expansion plans may be curtailed, and we may not be able to continue in operations.

Financial condition

          December 31, 2006. Stockholders’ equity was $793,498 and we had a working capital deficiency of $162,759. Principal sources of liquidity in 2006 included net proceeds of $3,845,000 from the sale of convertible notes and $5,801,419 in revenue from operations.

          December 31, 2005. Stockholders deficit was $701,513 and working capital deficiency was $1,548,818. Principal sources of liquidity in 2005 included the sale of $1,800,000 in convertible notes, $1,090,790 in revenue from operations, and $137,912 from selling shares to investors.

Results of operation

          2006 and 2005. Loss from operations decreased from $1,021,631 in 2005 to $351,331 in 2006. Revenue increased to $5,450,997 in 2006 from $1,090,790 in 2005. The diagnostic testing business produced $4,453,181 of the increase. Revenue from franchised operations decreased to $779,288 in 2006 from $872,262 in 2005 as a result of franchise terminations. Selling, general and administrative expenses increased to $5,748,399 in 2006 from $2,008,466 in 2005 as a result of an increase in the number of employees due to the acquisition of the diagnostic testing business and increased legal and accounting fees resulting from the acquisition. Management compensation increased from $462,000 in 2005 to $669,304 in 2006 as a result of an increase in management fees and the addition of one new executive officer. Stock compensation decreased from $997,211 in 2005 to $553,041in 2006. We also incurred interest expense of $2,199,078 mainly from the conversion of convertible notes. Giving effect to interest expense, overall net loss decreased from $4,645,817 in 2005 to $4,083,102 in 2006.

          2005 and 2004. Loss from operations increased to $1,021,631 in 2005 from $1,165,581 in 2004. Revenue increased to $1,090,790 in 2005 from $465,729 in 2004. The diagnostic testing business produced $218,528 in revenue. Revenue from franchised operations increased to $872,262 in 2005 from $465,729 in 2004. This was caused by the large increase in the number of Chiropractic USA franchises as we rolled out our franchise program and rapidly built up our brand. Selling, general and administrative expenses increased to $2,008,466 in 2005 from $1,524,758 in 2004 as a result of increases in investor relations fees and management compensation. We also incurred interest expense of $1,884,140 from the conversion of convertible notes. As a result, net loss from continuing operations increased from $2,644,513 in 2004 to $4,645,817 in 2005. We had losses from the discontinued operations of the Company-owned clinics in the amount of $172,646 in 2004. Giving effect to the discontinued operations, overall net loss increased from $2,817,159 in 2004 to $4,645,817 in 2005.

Item 7. Financial Statements.

BANYAN CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM
(Amounts expressed in US Dollars)

F-i

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Banyan Corporation

We have audited the accompanying consolidated balance sheet of Banyan Corporation as of December 31, 2006 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Corporation as at December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in accordance with generally accepted accounting principles in the United States of America.

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

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

Toronto, Ontario, Canada April 13, 2007	/s/ Schwartz Levitsky Feldman llp Chartered Accountants Licensed Public Accountants

BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$130,272
Accounts receivable	1,897,109
Prepaid expenses	124,155
Current portion of note receivable (Note 5)	69,682

Total current assets	2,221,218

Note receivable (Note 5)	667,162
Property and equipment (Note 6)	88,920
Intangible Asset - customer list (Note 4)	339,167
Deferred finance fees (Note 11)	75,044
Goodwill (Note 4)	1,821,495
Other assets, net	18,764

$5,231,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note 15)	$666,842
Accrued interest	387,148
Other liabilities (Note 16)	199,300
Debt settlement (Note 10)	160,000
Current portion of obligations under capital lease (Note 12)	21,690
Notes payable (Note 13)
Related parties	803,997
Others	145,000

Total current liabilities	2,383,977

Convertible note (Note 11)	1,997,677
Obligations under capital lease (Note 12)	56,618

4,438,272

Commitments and contingencies (Notes 7, 8, 10, 12, 13, 15, 16 and 19)

Stockholders' equity (Notes 4, 11, 14, 15 and 19)
Preferred stock; no par value; 1,000,000,000 shares authorized, none issued and outstanding	-
Common stock; no par value; 5,000,000,000 shares
authorized; 935,955,439 shares issued and outstanding	21,652,765
Deferred compensation costs	(25,300)
Accumulated deficit	(20,833,967)

Total stockholders' equity	793,498

$5,231,770

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

	2006	2005
Revenue from franchised clinics	$779,288	$872,262
Revenue from diagnostic business	4,671,709	218,528

	5,450,997	1,090,790

Franchise cost	53,929	103,955
Selling, general and administrative expenses	5,748,399	2,008,466

	5,802,328	2,112,421

Loss from operations	(351,331)	(1,021,631)

Other expense

Management compensation	(669,304)	(462,000)
Stock compensation	(553,041)	(997,211)
Amortization expense	(354,456)	(40,833)
Loss on settlement of debt (Note 10)	-	(250,000)
Interest income	44,108	9,998
Interest expense:
Related parties	(12,647)	(7,150)
Other	(2,186,431)	(1,876,990)

Net loss	$(4,083,102)	$(4,645,817)

Net loss per common share:
Basic and diluted	$-0.01	$-0.05

Weighted average number of common
shares- outstanding - basic and diluted	320,391,361	94,038,833

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

						Common
						stock		Stock-
	Preferred stock		Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	Shares	Amount	compensation	issued	deficit	deficit
Balances at January 1, 2005	187,190	$334,906	58,661,744	$10,405,557	$(20,542)	$73,912	$(12,105,048)	$(1,311,215)
Issuance of common stock for services (Note 14)			2,300,000	506,000	(506,000)			-
Issuance of common stock for services (Note 14)			9,127,721	399,968				399,968
Stock compensation plans (Note 14)				340,680				340,680
Common stock issued for cash (Note 14)			2,583,332	64,000				64,000
Common stock issued for cash and services
of $94,000 and services of $33,500 (Note 14)			940,000	127,500				127,500
Common stock issued for debt settlement (Note 10)			2,454,767	295,000				295,000
Conversion of convertible notes
(net of finance fees of $108,725) (Notes 11 and 14)			69,400,000	1,032,280				1,032,280
Issuance of common stock for acquisition of assets
of Franchise Support Network, Inc. (Note 14)			10,047,666	-				-
Stock reissued (Notes 14 and 15)			6,600,000	990,000				990,000
Stock subscribed issued during the year			700,000	73,912		(73,912)		-
Exercise of options for services (Note 14)			300,000	42,000				42,000
Stock to be issued			(3,283,332)	(82,250)		82,250		-
Transfer of preferred stock (Note 14)	(187,190)	(334,906)		334,906				-
Amortization of deferred compensation					418,063			418,063
Beneficial conversion (Note 11)				1,410,983				1,410,983
Warrants issued with convertible notes (Note 11)				135,045				135,045
Net loss							(4,645,817)	(4,645,817)
Balance at December 31, 2005	-	-	159,831,898	16,075,581	(108,479)	82,250	(16,750,865)	(701,513)
Issuance of common stock for services (Note 14)			49,258,376	272,983				272,983
Stock compensation plans (Note 14)				346,980	(25,300)			321,680
Issuance of common stock for acquisition
of Premier Medical (Notes 4 and 14)			14,285,714	142,857				142,857
Conversion of convertible notes
(net of finance fees $10,257) (Notes 11 and 14)			667,217,369	715,035				715,035
Stock subscribed issued during the period			3,283,332	82,250		(82,250)		-
Exercise of options for services (Note 14)			13,000,000	78,000				78,000
Exercise of warrants for cash (Note 14)			29,078,750	29,079				29,079
Amortization of deferred compensation					108,479			108,479
Beneficial conversion (Note 11)				3,494,226				3,494,226
Warrants issued with convertible notes (Note 11)				415,774				415,774
Net loss							(4,083,102)	(4,083,102)
Balances at December 31, 2006	-	$-	935,955,439	$21,652,765	$(25,300)	$-	$(20,833,967)	$793,498

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

	2006	2005

Cash flows from operating activities
Net loss	$(4,083,102)	$(4,645,817)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on settlement of debt	-	250,000
Stock and options issued for services	564,762	816,148
Amortization of deferred compensation	108,479	418,063
Amortization of assets	491,194	184,233
Amortization of beneficial conversion	1,578,642	1,490,986
Expenses paid by convertible note	-	24,000
Foreign exchange on note payable	3,910	-
Changes in assets and liabilities from continuing operations:
Accounts receivable	366,021	(213,130)
Prepaid expense	(65,766)	22,575
Accounts payable, accrued expenses and debt settlement	199,178	508,567

Net cash used in operating activities	(836,682)	(1,144,375)

Cash flows from investing activities:
Proceeds on note receivable	62,680	24,983
Business acquisition (Note 4)	(1,818,832)	-
Customer list purchased	-	(700,000)
Purchase of property and equipment	(1,082)	-
Acquisition of other assets	(9,600)	-

Net cash used in investing activities	(1,766,834)	(675,017)

Cash flows from financing activities
Net procceds from notes payable, related parties	57,009	(11,893)
Net proceeds from notes payable, other	-	90,000
Proceeds from convertible notes	3,845,000	1,584,546
Payments on long term debt and notes payable	(1,199,506)	-
Proceeds from issuance of common stock and exercise
of options and warrants	29,079	158,000

Net cash provided by financing activities	2,731,582	1,820,653

Net increase in cash	128,066	1,261

Cash and cash equivalents, beginning of year	2,206	945

Cash and cash equivalents, end of year	$130,272	$2,206

(continued)

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

	2006	2005
Supplemental disclosures of cash flow information:

Cash paid for interest	$12,735	$-

Supplemental disclosure of net proceeds from
long term debt:

Convertible note
Convertible note, issued	$3,910,000	$1,910,000
Finance fees capitalized	-65,000	-241,454
Expenses	-	-24,000
Prepaid interest	-	-60,000

	$3,845,000	$1,584,546

Supplemental disclosure of non-cash investing and
financing activities:

Obligation under capital leases
Capital leases	$99,654	$-
Property and equipment acquired	(80,654)	-
Prepaid expense included in obligation	(19,000)	-

	$-	$-

Property and equipment transferred in lieu of payment
of note payable	$75,300	$-

Supplemental disclosure of changes in accounts
payable, accrued expenses and debt settlement:

Change in accounts payable, accrued expenses and debt
settlement per balance sheet	$164,671	$-412,293
Non-cash items affecting accounts payable, accrued
expenses and debt settlement:
Stock issued for settlement of debt	-	295,000
Loss on settlement of debt	-	-250,000
Notes payable transferred to settlement of debt	(33,840)	-174,140
Business acquisition	(116,529)
Shares reissued to an officer included in accounts
payable	-	990,000
Shares issued in lieu of payment of accounts payable	68,513	-
Interest on convertible notes converted into shares	116,363	-
Prepaid interest	-	60,000

	$199,178	$508,567

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
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

The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries, Diagnostic USA, Inc., Banyan Financial Services, Inc., Franchise Support Network, Inc., Premier Medical Group, Inc., Atlas Medical Group, Century Neurological, Inc., Comprehensive Medical, Neurological Medical Associates of N.J, LLC, Neurological Consultants, LLC, Neurological Services, Inc., Optimal Medical Group, LLC, Premier Health Services, LLC, Premier Imaging, LLC, Premier Professional Services, LLC, Providers Medical Group, LLC, Prism Diagnostics, Inc., West Center Medical Group, Inc., Premier SD, LLC and Virtual Medical Systems, LLC, its majority-owned (99%) subsidiaries Premier Integra Services, LLC and Premier National, LLC and its majority-owned (90%) subsidiary, Chiropractic USA, Inc. (“CUSA”) and the accounts of Southern Diagnostics, Inc. in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Diagnostics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Banyan Financial Services, Inc., Franchise Support Network Inc. and Diagnostic USA, Inc. have not commenced operations. Losses attributable to the minority interest in Chiropractic USA, Inc. have been consolidated into the Company.

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created working capital deficiency of $162,759 as at December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises, and increasing collections of receivables from franchisees, developing the diagnostic imaging business.

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

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

2.	Summary of significant accounting policies (continued): Property and equipment:

Property and equipment are recorded at cost, less accumulated amortization. Expenditures for major betterments and improvements that extend the lives of the assets are capitalized, while repairs and maintenance that do not improve or extend the lives of the assets are charged to expense currently. Amortization is provided principally on accelerated methods over the estimated useful lives of the assets which are as follows:

Office furniture and fixtures	5 to 7 years
Computer software	3 years
Computer and testing equipment	5 to 7 years
Transportation equipment	5 years
Other	5 years

Goodwill

Goodwill, arising from the acquisition of Premier Medical Group, Inc., represents the purchase price in excess of the fair value of assets acquired. The Company follows the Statement of Financial and Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets to record goodwill. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. The Company performed a goodwill impairment test in the fourth quarter of 2006 and determined that there was no goodwill impairment as of that testing date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company’s business environment.

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

Comprehensive income:

SFAS No. 130, Reporting Comprehensive Income, establishes accounting and reporting requirements for comprehensive income. During the years ended December 31, 2006 and 2005, there are no differences between comprehensive loss and net loss as reported.

Foreign currency translation:

Operating revenue and expenses arising from foreign currency transactions are translated into US dollars at exchange rates in effect on the date of the transactions. Monetary assets and liabilities are translated into US dollars at the exchange rate in effect on the date of the balance sheet. Gains or losses arising from the translations are included in earnings.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

2.	Summary of significant accounting policies (continued): Income taxes:

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

Intangibles and impairment of long-lived assets:

Intangible asset, which is comprised of a customer list (see Note 4), is amortized in a straight-line basis over ten years. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performed the impairment test in the fourth quarter of 2006 and determined that long-lived assets were impaired as of that testing date. As a result, the Company recorded an impairment loss of $250,000 for the year ended December 31, 2006.

Advertising:

Advertising costs are expensed as incurred. For the years ended December 31, 2006 and 2005, advertising costs were approximately $150,000 and $320,000, respectively.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2006 and 2005, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

Stock-based compensation:

The Company applies SFAS No. 123R, Shares-Based Payment. SFAS No. 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period).

Business segments:

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. During 2006 and 2005, the Company operated in two business segments: franchising chiropractic clinics and diagnostic services. (See Note 18)

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

2.	Summary of significant accounting policies (continued): Recently issued accounting pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued the Statements of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ending December 31, 2006. The adoption of SFAS No. 154 did not have a material effect on the financial position or results of operations of the Company.

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
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

2.	Summary of significant accounting policies (continued): Recently issued accounting pronouncements (continued):

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

3.	Change in accounting policy:

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

As permitted by SFAS No. 123R, the change in accounting policy has been applied prospectively. The effect of the new accounting policy has to increase expenses regarding options granted to employees by $160,000 during the year ended December 31, 2006.

For the year ended December 31, 2005, the pro-forma disclosure relating to the issuing and vesting of stock options is as follows:

Net loss as reported	$(4,645,817)
Deduct: Stock based compensation	(781,000)
Net loss, pro forma	$(5,426,817)
Basic and diluted loss per share, as reported	$(0.05)
Pro-forma basic and diluted loss per share	$(0.06)

The assumptions used in calculating the fair value of the options granted during 2005, using the Black-Scholes options pricing model, were: dividend yield (Nil); expected volatility ranging from 107% to 158%; risk free interest rate of 4%; and expected term of 5 years.

4.	Business acquisitions and dispositions:

On February 10, 2006, the Company purchased all of the outstanding equity securities of the constituent entities of a diagnostic imaging business, Premier Medical Group, Inc., Atlas Medical Group, Comprehensive Medical, Neurological Medical Associates of N.J, LLC, Neurological Consultants, LLC, Neurological Services, Inc., Optimal Medical Group, LLC, Premier Health Services, LLC, Premier Imaging, LLC, Premier Professional Services, LLC, Providers Medical Group, LLC, Prism Diagnostics, Inc., West Center Medical Group, Inc., Premier SD, LLC and Premier Integra Services, LLC (hereinafter collectively referred to as “Premier”) from Dr. Brad Goldstein (“Dr. Goldstein”) the founder, owner and operator of Premier. As a result of the purchase, all of the assets and liabilities of the business have been transferred to the Company. The Company completed the acquisition of Premier pursuant to a Stock Purchase Agreement with Dr. Goldstein. Under the agreement, the Company paid Dr. Goldstein $2,000,000 in cash at closing plus 14,285,714 shares of common stock valued at $142,857. The Company also agreed to pay Dr. Goldstein an additional $100,000 and an amount equal to the pre- closing accounts receivable that are actually collected, estimated at $1,789,381, once Premier’s cash flow permits these additional payments to be made. Dr. Goldstein entered a new one-year employment agreement with Premier effective February 10, 2006 for an annual salary of $200,000.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

4.	Business acquisitions and dispositions (continued):

The acquisition was recorded under the purchase method and the results of operations of the subsidiary are included in the consolidated income as of the date of acquisition. The net assets purchased for an amount of $4,032,238, including cash of $181,168, are allocated as follows:

Current assets	$2,201,168
Property and equipment	116,722
Other assets	9,382
Goodwill	1,821,495
4,148,767

Current liabilities	116,529

$4,032,238

Had the acquisition of Premier Medical Group, Inc. taken into effect on January 1, 2005, the Company’s results for the year would have been changed to the pro forma amounts indicated below:

	2006	2005
Total revenue	$6,350,592	$7,573,057
Net loss	$(4,117,434)	$(3,569,438)
Basic and diluted loss per share, pro forma	$(0.01)	$(0.04)

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

As of December 31, 2006, the net book value of the customer list is as follow:

Customer list purchased	$700,000
Less: accumulated amortization	(110,833)
Less: impairment loss (Note 2)	(250,000)

$339,167

Amortization expense for each of the five years ended after December 31, 2006 is expected to be $40,297.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

5.	Note receivable:

As of December 31, 2006, the note receivable was as follows:

Promissory note, repayable by monthly instalments of $8,745 including principal and interest calculated at the rate of 5%, secured by all current and future acquired assets of the purchaser, maturing in 2015	$736,844
Less: current portion	(69,682)

$667,162

6.	Property and equipment: Property and equipment, which are stated at cost, at December 31, 2006, consists of the following:

Computer software	$13,362
Office furniture and fixtures	23,065
Computer and testing equipment	115,568
Transportation equipment	6,164
Leased assets	80,654
238,813
Less accumulated amortization	(149,893)
$88,920

7.	Franchise Operations:

As of December 31, 2006, CUSA has entered into approximately fifty-five franchise agreements covering fifty-five locations. Franchise agreements are for ten-year terms. The franchise agreements provide for payment of percentage royalties, contribution to a national advertising fund, and charges for additional services selected by the franchisee. New practitioners pay a franchise fee in addition to these charges. Some franchise agreements cover more than one location.

As of December 31, 2006, CUSA has entered into fifteen area developer agreements. Area developer agreements are for five-year terms. An area developer is responsible for developing a number of additional CUSA franchised locations within an exclusive territory. Area developers are paid a percentage of the royalties collected in the territory. An area developer typically enters into one or more franchise agreements.

8.	Lease commitments:

The Company leases office space in Boca Raton, Florida and in Alberta, Canada. The leases in Florida are on a year renewal, the lease in Alberta expires on April 30, 2011. Total commitment as at December 31, 2006 is approximately $315,000. The commitments in each of the next five fiscal years are as follows:

2007	$161,200
2008	55,800
2009	42,000
2010	42,000
2011	14,000
$315,000

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

9.	Income taxes:

The Company did not incur income tax expense for the years ended December 31, 2006 and 2005. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2006 and 2005 was due primarily to the tax effect of the change in the valuation allowance.

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

The following is a summary of the Company’s deferred tax assets and liabilities arising from differences in financial statement and income tax bases for the following assets as of December 31, 2006:

Net operating loss carry forward	$5,324,400
Deferred tax asset valuation allowance	(5,324,400)

$-

At December 31, 2006 the Company has approximately $15,660,000 of unused federal net operating loss carry forwards, which expire from 2007 through 2026. A valuation allowance has been provided to reduce the deferred tax assets to zero, as realization is not likely. In addition, due to the change in control of the Company in 2002, the net operating loss carry forwards may be limited. Of the total losses, $6,323,000 have not yet been assessed by the IRS. The Company may have tax filing obligations in Canada which is currently being evaluated.

10.

Debt settlement:

On July 13, 2005, the Company settled a dispute over certain debt instruments. Under the terms of the settlement, the Company issued 2,454,767 shares in satisfaction of $295,000 of the debt settlement amount. The Company paid $250,000 in December 2006 and agreed to pay $160,000 in ten equal monthly installments of $10,000 beginning on July 2, 2007. In the event the Company defaults on payment of these installments, the Company signed a confession of judgment for $350,000 less installments paid. As a result of this settlement, the Company recorded a loss on settlement of debt in the amount of $250,000 in the year ended December 31, 2005.

11.	Convertible note and other assets:

Face value of note	$5,270,067
Less: unamortized discount	(3,272,390)

$1,997,677

Effective December 15, 2006, the Company entered into a Securities Purchase Agreement (“December 2006 note”). Under this agreement, the Company agreed to sell a total of $660,000 in callable secured convertible notes for three years with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price equals to the lesser of $0.0057 or the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Attached to the notes, lenders received 10,000,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a five-year term from the date of issuance with an exercise price of $0.001 per share.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

11.	Convertible note and other assets (continued):

As a result of the advances of the amount $660,000 on account of the convertible notes, a beneficial conversion in the amount of $627,666 has been deducted from the face value of the notes and is amortized over the three-year term of the note as interest expense. The warrants are valued at $32,334 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility of 244%; risk free interest rates of 4.5%; and expected term of 5 years.

Effective November 10, 2006, the Company entered into a Securities Purchase Agreement (“November 2006 note”). Under this agreement, the Company agreed to sell a total of $250,000 in callable secured convertible notes for three years with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price equals to the lesser of $0.0057 or the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Attached to the notes, lenders received 2,000,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a seven- year term from the date of issuance with an exercise price of $0.009 per share.

As a result of the advances of the amount $250,000 on account of the convertible notes, a beneficial conversion in the amount of $248,016 has been deducted from the face value of the notes and is amortized over the three-year term of the note as interest expense. The warrants are valued at $1,984 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility of 181%; risk free interest rates of 4.5%; and expected term of 7 years.

Effective February 8, 2006, the Company entered into a Securities Purchase Agreement (“February 2006 note”). Under this agreement, the Company agreed to sell a total of $3,000,000 in callable secured convertible notes for three years with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price equals to the lesser of $0.0057 or the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Lenders receive for each $1.00 of notes fifteen warrants to purchase one share of the Company’s common stock. Warrants have a five-year term from the date of issuance with an exercise price of $0.001 per share. Warrants were issued as notes were sold.

Attached to above advance, 95,000,000 warrants were issued. These warrants include an additional 50,000,000 warrants in consideration for the Company receiving the November and December proceeds in advance. The warrants are valued at $381,456 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility ranging from 157% to 181%; risk free interest rates of 4.5%; and expected term of 5 years. Financing fees related to the advances amounted to $65,000. The fees were capitalized and are being amortized over the three-year term of the note. The notes are due from February 2009 through October 2009.

As a result of the advances of the amount $3,000,000 on account of the convertible notes, a beneficial conversion in the amount of $2,618,544 has been deducted from the face value of the notes and is amortized over the three-year term of the note as interest expense.

Effective November 8, 2004, the Company entered into a Securities Purchase Agreement (“2004 note”). Under this agreement, the Company agreed to sell a total of $3,000,000 in convertible notes for two years with 10% annual interest. Four months of interest was paid upon issuance. Interest that was not paid in advance is payable monthly. In any month in which the stock price is greater than $0.22, the interest for that month shall be zero. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price equals to the lesser of $0.22 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 40%. Effective February 8, 2006, the Company agreed to increase the discount to 50%. Lenders received for each $1.00 of note one warrant to purchase one share of the Company’s common stock. Warrants have a five-year term from the date of issuance with an exercise price of $0.40 per share. Warrants were issued at the same time the proceeds were received.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

11.	Convertible note and other assets (continued):

During 2004, the first advance of the $1,200,000 was received, and 1,200,000 warrants were issued, valued at $75,351 based on the Black-Scholes option-pricing model. Financing fees related to the first advance amounted to $182,956. The fees were capitalized and being amortized over the two-year term of the note. The note was fully converted into common shares during the year. During 2005, the second and third advance of $800,000 and $1,000,000 respectively were received, and 1,800,000 warrants were issued, valued at $135,045 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility ranging from 102% to 114%; risk free interest rates of 4%; and expected term of 5 years. Financing fees related to the second and the third advance amounted to $241,454. The fees were capitalized and are being amortized over the two-year term of the notes. The notes are due in December 2008.

As of December 31, 2006, the net book value of the finance fees is as follow:

Finance fees capitalized, net	$250,637
Less: accumulated depreciation	(175,593)

$75,044

As a result of the advances in the amount $3,000,000 on account of the convertible note, a beneficial conversion in the amount of $880,000 in 2004 and $1,410,983 in 2005 have been deducted from the face value of the notes and are amortized over the two-year period term of the notes as interest expense.

During the year, $615,291 of the 2004 note (including interest in the amount of $95,785) was converted into 665,017,369 common shares. Unamortized finance fees in the amount of $10,257 of were deducted from the face value of the notes converted. In 2005, $1,141,005 of the 2004 note (including interest in the amount of $20,578) was converted into 69,400,000 common shares. Unamortized finance fees in the amount of $108,725 were deducted from the face value of the notes converted.

Two other convertible notes were issued during the year ended December 31, 2005 for a total of $110,000. The notes were for a term of six months and did not bear interest. A beneficial conversion in the amount of $80,000 has been deducted from the face value of the notes and was fully amortized as at December 31, 2005. The notes were converted into 2,200,000 shares during the year.

12.	Obligations under capital leases:

Computer and testing equipment lease contract, of a total amount of $62,000, repayable in monthly instalments of $1,527 including interest calculated at 17%,
maturing in April 2011	$79,452
Computer and testing equipment lease contracts, of a total amount of $37,654, repayable in monthly instalments of $1,119 including interest calculated at 7%,
maturing from May 2008 to July 2009	24,243
Total amount of future minimum lease payment	103,695
Interest included in instalments	25,387
78,308
Current portion	21,690
$56,618

Future minimum lease payments under the capital leases for subsequent years are as follows: 2007, $21,690; 2008, $19,672; 2009, $15,241; 2010, $15,806; 2011, $5,899.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

13.	Notes payable:

As of December 31, 2006 notes payable consist of the following:

Related Parties

Note payable, family member of the chief executive and chief financial officers;
unsecured; interest at 10%; due January 2006, past due	$51,000
Note payable, entity controlled by chief executive and chief financial officers;
unsecured; interest at 7%; due January 2008	117,076
Note payable, following the acquisition of Premier, payable on monthly basis per
excess of monthly cash flow (see Note 4)	635,921

$803,997
Other current
Note payable; unrelated entity, unsecured; interest at 10%, due June 2002, past due	$5,000
Note payable; unrelated party, unsecured; interest at 10%, due April 2005, past due	50,000
Note payable; unrelated party, unsecured; interest at 5%, due June 2007	90,000

$145,000

14.	Stockholders’ equity: Preferred stock:

The Company has 1,000,000,000 shares of no par value preferred stock authorized. As of December 31, 2006, none are issued and outstanding.

Common stock:

The Company has 5,000,000,000 shares of no par value common stock authorized. As of December 31, 2006, there were 935,955,439 shares issued and outstanding. In addition, the Company had 51,985,000 outstanding options and 80,921,250 outstanding warrants.

Stock transactions:

During the year ended December 31, 2006, the Company issued 665,017,369 shares as a result of conversion of convertible notes (see Note 11).

During the year ended December 31, 2006, the Company issued 2,200,000 shares as a result of conversion of $110,000 in short term convertible notes.

During the year ended December 31, 2006, the Company issued 49,258,376 shares for services, valued at $272,983, which was equal to the market price on the date of issue.

During the year ended December 31, 2006, 29,078,750 warrants were exercised for $29,079 cash.

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

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

14.	Stockholders’ equity (continued): Stock transactions (continued):

During the year ended December 31, 2005, the Company issued 69,400,000 shares as a result of conversion of convertible notes (see Note 11).

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

Stock Options:

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

During the year ended December 31, 2006, the Company granted options to purchase 44,410,000 shares of the Company’s common stock at an average price of $0.016 per share. The Company valued these options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of $288,790, of which $25,300 were deferred as the options were not vested at December 31, 2006. The Black-Scholes assumptions used was: Dividend yield (Nil); expected volatility ranging from 159% to 173%; risk free interest rates of 4.5%; and expected term ranging from 2 months to 5 years.

During the year ended December 31, 2006, the Company re-priced 7,040,000 options at $0.01 per share to reflect a decline in the market price of the Company’s common stock, resulting in recognition of compensation expense of $58,190.

During the year ended December 31, 2006, 1,790,000 options expired, 5,270,000 options were cancelled and 13,000,000 options were exercised.

During the year ended December 31, 2005, the Company granted options to purchase 5,710,000 shares of the Company’s common stock at an average price of $0.09 per share to franchisees and area developers. The Company valued these options based on the Black-Scholes option-pricing model, resulting in recognition of compensation expense of $340,680. The Black-Scholes assumptions used was: Dividend yield (Nil); expected volatility ranging from 102% to 158%; risk free interest rates ranging from 3.5% to 4.5%; and expected term ranging from 3 years to 5 years.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

14.	Stockholders’ equity (continued): Stock Options (continued):

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

A summary of options activity for the periods ended December 31, 2006 and 2005 is as follows:

		Weighted average
	Weighted shares	exercise price

January 1, 2005	22,120,000	$0.130
Granted	10,710,000	$0.132
Exercised	(300,000)	$0.140
Cancelled	(2,085,000)	0.176
Expired	(1,810,000)	$0.133

December 31, 2005	28,635,000	$0.066 *

Granted	44,410,000	$0.016
Exercised	(13,000,000)	$0.006
Cancelled	(5,270,000)	$0.098
Expired	(1,790,000)	$0.054

December 31, 2006	52,985,000	$0.020

* After giving effect to the re-pricing of 13,000,000 options granted to the chief executive officer and the president and chief financial officer.

The following table summarizes information about stock options outstanding at December 31, 2006.

		Weighted			Weighted
		average	Weighted		average
Range of	Number	remaining	average	Number	exercisable
exercise price	outstanding	contractual life	exercise price	exercisable	price

$0.005-0.049	49,560,000	1.7 year	$0.015	44,126,667	$0.017
$0.05-0.10	3,125,000	0.7 year	$0.080	3,125,000	$0.080
$0.11-0.20	300,000	1.2 year	$0.158	300,000	$0.158

	52,985,000			47,551,667

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

15.	Related party transactions:

As of December 31, 2006, included in accounts payable and accrued liabilities is $111,243, due to the Company’s chief executive officer, president and chief financial officer and to a corporation owned by them. The payables do not bear interest and have no specific term of repayment.

On February 15, 2006, the Company issued to its chief executive officer and its president and chief financial officer 7,000,000 shares (3,500,000 each) as payment of $42,000 bonuses that was included in accounts payable as at January 1, 2006. The Company also issued 13,000,000 shares to its chief executive officer and its president and chief financial officer (6,500,000 each) valued at $78,000 pursuant the exercise of their options for services rendered to the Company.

The Company entered into a management agreement with its chief executive officer and its president and chief financial officer. Under the agreement they are entitled to receive management fees in the amount of $240,000 each, per annum a 10% bonus on Premier’s net cash income and were granted 30,000,000 options (15,000,000 each) exercisable at $0.02 per share for five years. During the year, the Company expensed $480,000 in salary and $39,152 in bonus.

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000. During 2006 and 2005, the Company paid approximately $180,000 each year to Britannia for these services.

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

16.	Commitments and contingencies:

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

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

16.	Commitments and contingencies (continued):

As of December 31, 2006 the Company owed $199,300 including accrued interest at the rate of 9% per annum with respect to a stipulated money judgment in favor of a broker-dealer. The judgment was entered in Multnomah County, Oregon pursuant to a settlement agreement entered into in January 2001. This legal proceeding arose from the alleged failure to deliver a stock certificate to the broker- dealer.

During the years ended December 31, 2003 through 2005, the Company sold stock for cash. The sales were made in offerings pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D there under. In connection with the sale of 1,834,047 shares to 16 investors for $184,805 in cash, the Company does not have reasonable grounds to believe that the investors were accredited investors. The investors have not asserted any claims or instituted any legal proceedings with respect to the sales; the potential loss of $184,805 has not been recorded in the financial statements.

On April 27, 2006, the Company was served with a complaint in an action in the Superior Court of Pima County, Arizona by a health insurance company. The complaint seeks to recover the plaintiff’s alleged over-reimbursement for allegedly false, excessive and medically inappropriate diagnostic tests, treble damages and other damages. The Company does not know of any tests that were reimbursed by the insurer to the Company and is vigorously defending this suit.

The Company is a defendant in a civil action by a franchisee pending in the United States District Court for the Northern District of Texas, filed on December 20, 2006. The franchisee seeks a declaratory judgment to terminate his franchise agreement and damages for fraud, breach of contract, failure to disclose franchise requirements and deceptive trade practices, exemplary damages and attorney’s fees. The Company does not know of any false or misleading statement to the franchisee or breach of contract and is vigorously defending this suit and is pursuing its claim against the franchisee for breach of the franchisee agreements and any unpaid franchise fees. The Company is seeking to compel arbitration pursuant to the terms of a franchise agreement with the franchisee.

A franchise development consultant claims that CUSA owes approximately $270,000 in fees. There are no legal proceedings pending in connection with this dispute. The Company believes that the franchise development consultant breached its agreement by failing to render various services and failing to perform certain duties. Accordingly, the Company has reversed an amount payable by approximately $260,000 relating to consulting fees to the franchise development consultant during the period.

17.	Fair value of financial instruments:

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable, notes payable and notes payable to related parties approximate their carrying amounts because of the short maturities of these instruments. The fair value of the note receivable approximates its carrying value because the interest rate is in the range of actual interest rate. The fair value of the convertible note is impractical to estimate because of their conversion characteristics and high volatility of the Company stocks. Notes payable to non-related parties are impractical to approximate because of their past due status.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

18.	Segment information:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 2). Both segments operate throughout the United States. The Company evaluates performance based on operating earnings of the respective business units.

As of and during the years ended December 31, 2006 and 2005, the segment results are as follows:

	2006

	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$779,288	$4,671,709	$-	$5,450,997
Internal income (expenses)	(900,000)	-	900,000	-
Segment operating income (loss)	467,729	195,760	(1,014,820)	(351,331)
Total assets	861,263	4,212,146	158,361	5,231,770
Amortization of assets	-	354,456	136,738	491,194
Non-cash stock compensation	132,961	55,400	376,401	564,762
Amortization of deferred compensation	-	-	108,479	108,479
Interest expense	5,500	10,659	467,539	483,698
Amortization of beneficial conversion	-	-	1,578,642	1,578,642

	2005

	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$872,262	$218,528	$-	$1,090,790
Internal income (expenses)	(900,000)	-	900,000	-
Segment operating income (loss)	(354,364)	145,659	(812,926)	(1,021,631)
Total assets	891,091	810,730	159,245	1,861,066
Depreciation and amortization of assets	-	40,833	143,400	184,233
Non-cash stock compensation	651,018	-	165,130	816,148
Amortization of deferred compensation	-	-	418,063	418,063
Interest expense	5,314	-	244,440	249,754
Amortization of beneficial conversion	-	-	1,490,986	1,490,986
Loss on debt settlement	-	-	250,000	250,000

19.	Subsequent events:

After December 31, 2006, the Company issued 54,530,000 shares upon the conversion of $61,322 in 2004 note, principal and interest and 1,175,409,500 shares upon conversion of $847,699 in 2006 note, principal and interest.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Expressed in US Dollars)

19.	Subsequent events (continued):

After December 31, 2006, the Company entered into three Securities Purchase Agreements. Under those agreements, the Company agreed to sell a total of $1,050,000 in callable secured convertible notes due between January 19, 2010 and April 10, 2010 with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.0057 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Lenders received 40,000,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a seven-year term from the date of issuance with an exercise price of $0.001 per share. Warrants are issued as notes are sold. The receipt of the advances will result in an estimated beneficial conversion in the amount of $986,573 and warrants value in the amount of $63,427, which will be added to the unamortized discount and amortized over the three-year period term of the notes as interest expense.

On March 7, 2007, the Company entered into an asset purchase agreement with Medical Resources, Inc. to acquire a customer list. The purchase price for the asset is $440,000, which is payable $1,000 at the date of the agreement and the balance on monthly basis at 30% of gross collections of revenue generated from the customer list in the prior month. In the event the purchase price has not been paid in full on the 10th anniversary, the shortfall must be paid in 3 equal annual installments, without interest, on the 11th , 12th and 13th anniversaries.

On March 30, 2007, the Company issued 111,666,667 shares for services, valued at $134,000, which was equal to the market price on the date of issue.

20.	Comparative figures

Certain of the prior year’s comparative figures have been reclassified to conform to the current year’s presentation.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

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

          Form 8-K/A relating to the Company’s acquisition of a significant subsidiary, Premier Medical Group, Inc. effective February 10, 2006 was not filed on time because the report of the independent registered public accounting firm on the financial statements of this subsidiary for the fiscal years ended 2004 and 2005 was not finalized within the prescribed period. Since the financial statements of the subsidiary were not previously audited, delays were experienced in accumulating and communicating information to the satisfaction of the subsidiary’s accounting firm. The Company addressed this issue, along with audit fees that are due for the work, and has filed the Form 8-K/A.

          The Company has identified certain material weakness in the systems of internal controls as it relates to its subsidiary, Premier Medical Group, Inc. The Company is currently addressing those weaknesses and expects to implement changes in the second quarter of 2007 that are designed to strengthen the accounting and reporting controls.

          There were no other changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers; Corporate Governance

Name	Age	Positions
Michael J. Gelmon	43	Chief Executive Officer and Director
Cory H. Gelmon	47	President, Chief Financial Officer, Director

          Our Board of Directors is comprised of three directors of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Presently there is a vacancy on the Board of Directors. The Board of Directors intends to appoint a nominee for director to fill this vacancy as soon as possible. We have been unable to identify a nominee or appointee for this vacancy since it arose given concerns about our financial condition and pending litigation. Marshall F. Wilmot resigned as chief operating officer on February 1, 2007 effective February 28, 2007.

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

          Cory H. Gelmon. During Cory H. Gelmon’s long career in franchising, he has been an owner, promoter, executive and a franchise lawyer. Mr. Gelmon has been our president and chief financial officer since 2001. Since 1999 Mr. Gelmon has also practiced law with his brother in a law partnership, Britannia Law Firm. From 1993 until 1997, he was chief operating officer and general counsel of Domino’s Pizza of Canada Ltd. Mr. Gelmon was largely responsible for growing the Domino's Pizza chain to 200 stores throughout Canada. He received his Bachelor of Laws with honors from the University of London in 1987 and a Bachelor of Arts from the University of Calgary in 1984.

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

Meetings of Directors

          There were no formal meetings of the Board of Directors and no formal meeting of committees thereof in 2006. The board acted by unanimous consent nine times in 2006. We have adopted a policy that all directors must attend the annual meeting of directors following the shareholders meeting and two-thirds of all other meetings of directors.

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

Compliance with Section 16(a) of the Exchange Act

          Our directors and executive officers failed to file on a timely basis reports required by Section 16(a), including Forms 3, 4 and 5 during the three most recent fiscal years and the year to date. With respect to Michael J. Gelmon there were twelve late reports covering fourteen transactions that were not reported on a timely basis. With respect to Cory H. Gelmon, there were thirteen late reports covering fourteen transactions that were not reported on a timely basis. With respect to Richard J. Doran, there were two late reports covering two transactions that were not reported on a timely basis. With respect to Marshall Wilmot, there were three late reports covering two transactions that were not reported on a timely basis. As of the date hereof, all reports required by Section 16(a) have been filed and are available on our web site www.chiropracticusa.net.

Item 10. Executive Compensation.

Summary Compensation Table

          The following table sets forth certain information about the compensation paid to management during the 2005 through 2006 fiscal years:

		Annual Compensation		Long Term Compensation
Name and principal position	Year	Salary ($)	Other annual compensation ($)	Awards		Payouts	All other compensation ($)
				Restricted stock award(s) ($)	Securities underlying options/SAR (#)	LTIP payouts ($)
Michael Gelmon Chief Executive Officer and Director	2005 2006	$210,000 $240,000	$21,000 $19,576		2,000,000 15,000,000
Cory Gelmon President, Chief Financial Officer, Secretary and Director	2005 2006	$210,000 $240,000	$21,000 $19,576		2,000,000 15,000,000
Marshall Wilmot, former Chief Operating Officer	2005 2006	$-0- $111,000	$-0- $19,576		-0- 5,000,000

          * Consists of performance bonuses described in Employment and Other Compensation-Related Agreements with Management.

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

          Mr. Wilmot resigned as Chief Operating Officer effective February 28, 2007. Our compensation agreement with Mr. Wilmot for 2006 provided for a salary of $120,000 per year, and a yearly bonus of ten percent of (net) operating income before income taxes, other expenses (including any management fees) and extraordinary items, of our diagnostic testing business segment as set forth in our audited financial statements. For his services, we also issued 1,000,000 shares of stock and granted 5,000,000 options exercisable at $.006 per share for five years. We have a consulting agreement with Mr. Wilmot to continue his services. See Certain Relationships and Related Transactions – Consulting Agreements.

          We retained the Gelmons’ law partnership, the Britannia Law Firm, to serve as our general counsel and special Canadian counsel particularly in the areas of franchising, mergers and acquisitions, Canadian corporate law, real estate law, and other matters. The Company pays the Britannia Law Firm a monthly retainer of $15,000. Total retainer payments to the Brittania Law Firm were $180,000 in 2006.

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

          The Incentive Plan supercedes all of our previous stock option plans and any ad hoc issuance of options. In connection with the adoption of the Incentive Plan, we converted the options issued to our management (including 9,000,000 options issued to the Gelmons), area developers, franchisees, employees, consultants and one investor, into options subject to the Incentive Plan. We cancelled any other outstanding options. As of the date hereof, 52,985,000 options have been granted. An aggregate of 44,410,000 options were granted in 2006.

Option Grants to Management in 2006

          Option grants to management during 2006 were as follows:

Name	Securities Underlying Options/SARs Granted (#)	Percent of Total Granted to Employees In Options/SARs Fiscal Year	Exercise or Base Price (S/Sh)	Expiration Date
Michael Gelmon, Chief Executive Officer and Director	15,000,000	33.8%	$0.006	2/15/11
Cory Gelmon, President, Chief Financial Officer, Secretary and Director	15,000,000	33.8%	$0.006	2/15/11
Marshall F. Wilmot former Chief Operating Officer	5,000,000	11.3%	$0.006	2/15/11(2)

          * Represents all options granted to individuals during 2006 as a percentage of all options granted to employees during 2006.

Option Exercises and Year-End Values

          The following table sets forth certain values with respect to stock options held by management at the end of 2006:

Name	Share Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SAR’s at FY-end (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SAR’s at FY-end (S) Exercisable/ Unexercisable
Michael Gelmon, Chief Executive Officer and Director	6,500,000	$39,000	15,000,000 / 0	$75,000/ 0
Cory Gelmon, President, Chief Financial Officer, Secretary and Director	6,500,000	$39,000	15,000,000 / 0	$75,000 / 0
Marshall Wilmot, former Chief Operating Officer and Director	-0-	-0-	1,666,666 / 3,333,333	$10,000/ $20,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information, as of March 31, 2007, with respect to the beneficial ownership of our common stock by each person known to be the beneficial owner of more than five percent of the outstanding common stock, and by our two directors and executive officers, individually and as a group.

Name and Address	Numbers of Shares Beneficially Owned	%
Cory H. Gelmon 3019 Roxboro Glen Road S.W. Calgary, Alberta, Canada T2S 1T9	40,187,230(1)	1.8%
Michael J. Gelmon	39,623,333(2)	1.8%

8 Fisherman’s Point Elbow Valley Rocky View MD No 44 Calgary, Alberta, Canada T3Z 1B1
Directors and Executive Officers as a group (2 persons)	79,810,563(3)	3.6%

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

(3)	Includes 30,000,000 immediately exercisable options.

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

          In June 2002, the agreement was restructured at the request of the Merrill Lynch Business Financial Services, Inc. (“MLBFS”), the lender for the acquisition. MLBFS based approval of the loan on the business experience and personal credit of the Gelmons and strength of the business and assets to be acquired. There would have been substantial complications, delays and other problems involved in approving a loan to us, a small-cap public corporation with a negative operating history. To accommodate the restructuring, the Gelmons formed a new corporation, Southern Health Care, Inc (“Southern”), wholly owned by them to act as a holding company for the business acquired from Advanced. We assigned our right to acquire the clinics to Southern in exchange for a management agreement and franchise agreements. The effects of these agreements were that Southern was treated as our consolidated subsidiary in which we have all of the financial interest and that the Gelmons have no direct pecuniary interest in Southern. In connection with our sale of the clinics to LSI Group, Inc. effective December 31, 2004, the agreements with Southern were terminated. Southern was dissolved during 2006.

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

          During 2001, Eva Gelmon, the mother of the Gelmons, loaned us $37,500. The note is not secured and bears simple interest at 10% per annum. The note was due January 1, 2006. As of December 31, 2006, we owed Eva Gelmon $75,885 pursuant to this note.

          From and after 2002, 860538 Alberta Ltd., which is owned and controlled by the Gelmons, loaned us funds. On November 16, 2004, we paid $52,451 against this debt to 860538 Alberta Ltd. As of December 31, 2004, the principal and interest due was $69,050, which was repaid on February 22, 2005. On December 1, 2004, we issued a promissory note due January 1, 2006 with interest at 7% per annum to evidence our indebtedness to 860538 Alberta Ltd. for our obligations for prior and possible additional advances up to a maximum aggregate of $100,000. Previously the interest rate on the loan from 860538 Alberta Ltd. was 10%. As of December 31, 2005, we owed 860538 Alberta Ltd. $58,872 pursuant to this note. As of January 1, 2006, we issued a new advance promissory note to refinance and evidence our indebtedness to 860538 Alberta Ltd. for our obligations for prior and possible additional advances of up to $200,000 from 860538 Alberta Ltd. The note bears interest at 7% and is due December 31, 2007. As of the date hereof, we owed $127,378 pursuant to this note.

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

Consulting Agreements

          On August 15, 2005 the Company entered into a Consulting Agreement with Alvin Gelmon, the father of the Company’s Chairman of the Board and Chief Executive Officer and of its President and Chief Financial Officer, to consult with Chiropractic USA. The Company issued him 2,000,000 shares valued at $80,000 as consideration for services rendered and to be rendered.

          On February 1, 2007, Marshall F. Wilmot submitted his resignation as director and chief operating officer effective February 28, 2007 to start a new consulting company, Willowbrook Consulting, Ltd., an Alberta corporation located in Calgary. Effective March 1, 2007, we hired Willowbrook for two years at a monthly fee of $10,000 and an annual bonus of 10% of pre tax earnings of our diagnostic imaging business segment. Willowbrook will provide us with operational assistance and strategic planning services. Prior to joining us as director and chief operating officer, Mr. Wilmot held several key positions rising to Vice President - Marketing with Forzani Group, Ltd., a publicly traded company based in Calgary, Alberta. Forzani Group is Canada’s largest sporting goods retailer with more than 500 corporate and franchised locations.

Premier Acquisition

          On February 10, 2006, we completed the acquisition of Premier Health Services LLC and the other constituent entities of its diagnostic testing business pursuant to a Stock Purchase Agreement with Dr. Goldstein. Under the agreement, we paid Dr. Goldstein $2,000,000 in cash at closing plus 14,285,714 shares of our common stock that, at that time, resulted in Dr. Goldstein owning more than five percent of our outstanding stock. We also agreed to pay Dr. Goldstein an additional $100,000 and an amount equal to the pre-closing accounts receivable that are actually collected, once Premier’s cash flow permits these additional payments to be made. As of December 31, 2006, we had paid an additional $1,253,460 to Mr. Goldstein with respect to pre-closing accounts receivable that were collected, and owed an additional $635,921 with respect to these accounts receivable.

          Dr. Goldstein entered a new one-year employment agreement with Premier effective February 10, 2006. Under this agreement, Dr. Goldstein continues to market, develop and supervise our diagnostic testing business. The agreement was amended after it was entered in to, so that Dr. Goldstein will earn an annual salary of $240,000 and a yearly bonus of ten percent of (net) operating income before income taxes of our diagnostic testing business or the highest bonus paid to management, whichever is less. During 2006, Dr. Goldstein was paid a salary of $204,616, and earned a bonus of $19,576. For as long as Dr. Goldstein continues to hold shares received in the transaction that are subject to restriction, Michael J. Gelmon, our Chief Executive Officer, and Cory H. Gelmon, our

Chief Financial Officer and President, have agreed that if there is an offer to purchase any of their stock in Banyan, Dr. Goldstein has the right to sell his shares on the same terms and conditions as the Gelmons.

Securities Purchase Agreements

2006-2007 Securities Purchase Agreement

          Effective November 15, 2006, we entered into a series of Securities Purchase Agreements (hereinafter collectively referred to as the “2006-2007 Securities Purchase Agreement”) with AJW Partners, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC (hereinafter collectively referred to as the "Investors") and ancillary agreements. Under the 2006-2007 Securities Purchase Agreement, we agreed each month to sell the Investors Callable Secured Convertible Notes (the "2006-2007 Convertible Notes") in varying amounts as necessary. The 2006-2007 Convertible Notes are due in three years and bear interest at 8% annual interest payable quarterly. The Investors may convert the 2006-2007 Convertible Notes into shares at the lower of $.0057 per share or 50% of the three lowest intraday trading prices during the twenty trading days prior to conversion.

          The Investors have purchased $1,710,000 of the 2006-2007 Convertible Notes. We also issued to the Investors for no additional cash consideration Stock Purchase Warrants (the "2006-2007 Warrants") to purchase an aggregate of 42,000,000 shares at $.001 per share. The 2006-2007 Warrants expire seven years from the date issued, except for 10,000,000 that expire in five years.

          $250,000 of the proceeds was used to make a settlement payment to resolve certain litigation. The balance of $1,460,000 was used for accrued salaries, working capital and expenses.

          Based on the conversion price of $.0004 on April 3, 2006 the 2006-2007 Convertible Notes can be converted into a minimum of 4,275,000,000 shares. Additional shares may be issued if accrued interest is converted. Management believes that the actual conversion price may be lower and more than the minimum number of shares that may be issued when the Convertible Notes are converted.

2006 Securities Purchase Agreement

          Effective February 8, 2006, we entered into a Securities Purchase Agreement (the “2006 Securities Purchase Agreement”) with the Investors and ancillary agreements. Under the 2006 Securities Purchase Agreement, we sold the Investors a total of $3,000,000 in Callable Secured Convertible Notes (the "2006 Convertible Notes") due February 8, 2009 with 8% annual interest payable quarterly. The Investors may convert the 2006 Convertible Notes into shares at the lower of $.005 per share or 50% of the three lowest intraday trading prices during the twenty trading days prior to conversion. We issued the Investors for no additional cash consideration Stock Purchase Warrants (the "2006 Warrants") to purchase an aggregate of 95,000,000 shares at $.001 per share. The 2006 Warrants expire five years from the date issued.

          $2,000,000 of the proceeds from the 2006 Convertible Notes was used for the acquisition of diagnostic imaging businesses. The balance of $1,000,000 was used for working capital and expenses.

          As of March 31, 2007, the Investors have converted $881,537 of the 2006 Convertible Notes into 1,161,229,500 shares, an average of $.0007 per share. Based on the conversion price of $.0004 on April 3, 2007 the remaining principal amount of 2006 Convertible Notes can be converted into a minimum of 3,000,000,000 shares. Additional shares may be issued if accrued interest is converted. Management believes that the actual conversion price may be lower and more than the minimum number of shares may be issued when the Convertible Notes are converted.

2004 Securities Purchase Agreement

          Effective November 8, 2004, we entered into a Securities Purchase Agreement (the “2004 Securities Purchase Agreement”) with the Investors and ancillary agreements. Under the 2004 Securities Purchase Agreement, we sold the Investors a total of $3,000,000 in Callable Secured Convertible Notes (the "2004 Convertible Notes") due beginning November 8, 2006 with 10% annual interest payable quarterly, the first four months interest to be prepaid from proceeds of the Convertible Notes. The due date for the 2004 Convertible Notes that remain outstanding has been extended through December 31, 2008. The Investors may convert the Convertible Notes into shares at the lower of $.22 per share or 50% of the three lowest intraday trading prices during the twenty trading days prior to conversion.

          We agreed to issue to the Investors for no additional cash consideration 3,000,000 Stock Purchase Warrants (the "2004 Warrants") to purchase one share at $.40 per share for each one dollar of Convertible Notes purchased by the Investors. The 2004 Warrants expire five years from the date issued.

          To date, the Investors have converted $1,817,619 of the 2004 Convertible Notes into 788,947,369 shares, an average of $.0023 per share. Based on the conversion price of $.0004 on April 3, 2007 the remaining principal amount of 2004 Convertible Notes can be converted into a minimum of 3,000,000 shares. Additional shares may be issued if accrued interest is converted. Management believes that the actual conversion price may be lower and more than the minimum number of shares may be issued when the Convertible Notes are converted.

          The proceeds from the Convertible Notes were used to prepay the balance of $584,930 on a term loan and related installment note due July 31, 2005 in the original principal amount of $1,000,000 that was personally guaranteed by the Gelmons and others and $69,000 was used to repay a loan from 860532 Alberta Ltd. that is owned by the Gelmons. We also used the proceeds to repay principal and interest on other outstanding notes and accounts payable, fees, and business development purposes, including $700,000 to enter the diagnostic imaging business.

Common Provisions of the 2004, 2006 and 2006-2007 Transaction Agreements

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

          Pursuant to a Registration Rights Agreement we agreed to file a registration statement to register on request by the Investors the shares underlying the Notes and Warrants. We have registered a total of 2,090,000,000 shares in accordance with the Registration Rights Agreement, and intend to register additional shares as soon as practicable. All the shares that were registered have been issued.

          Michael Gelmon, our Chief Executive Officer, and Cory Gelmon, our President and Chief Operating Officer, each entered into a Guaranty and Pledge Agreement to provide additional security for our performance of the Transaction Agreements. Cory Gelmon pledged to the Investors 25,123,333 shares he owns of record. Michael Gelmon pledged to the Investors 24,623,333 shares he owns of record.

          We will be subject to the payment of certain penalties and damages in the event we do not satisfy our obligations under the Transaction Agreements including those with respect to registration of the shares underlying the Convertible Notes and Warrants.

Item 13. Exhibits.

No.	Description

3.1	Restated Articles of Incorporation with Amendments (1)

3.1.2	Amendment to the Restated Articles of Incorporation (7)

3.2	Bylaws (1)

4.2	Securities Purchase Agreement dated as of November 8, 2004 by and between the Registrant and the investors named therein (3)

4.3	Form of Convertible Notes due November 2006 (3)

4.4	Form of Common Stock Purchase Warrant dated as of November 8, 2004 (3)

4.5	Registration Rights Agreement dated as of November 8, 2004 by and between the Registrant and the investors named therein (3)

4.6	Security Agreement dated as of November 8, 2004 between the Registrant and the secured parties named therein (3)

4.7	Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (3)

4.8	Securities Purchase Agreement dated as of February 8, 2006 by and between the Registrant and the investors named therein (9)

4.9	Form of Convertible Notes due February 2009 (8)

4.10	Form of Common Stock Purchase Warrant dated as of February 8, 2006 (8)

4.11	Registration Rights Agreement dated as of February 8, 2006 by and between the Registrant and the investors named therein (8)

4.12	Security Agreement dated as of February 8, 2006 between the Registrant and the secured parties named therein (8)

4.13	Intellectual Property Security Agreement dated as of February 8, 2006 between the Registrant and the secured parties named therein (8)

4.14	Form of letter agreement re conversion price adjustment dated as of February 8, 2006, between the Registrant and the investors named therein (14)

4.15	Form of Securities Purchase Agreement dated as of November 15, 2006 between the registrant and the investors named therein (15)

4.16	Form of Convertible Notes due three years from date (15)

4.17	Form of Common Stock Purchase Warrant of even date with the Convertible Notes (15)

4.18	Registration Rights Agreement of even date with the Convertible Notes between the Registrant and the investors named therein (15)

4.19	Security Agreement of even date with the Convertible Notes between the Registrant and the secured parties named therein (15)

4.20	Intellectual Property Security Agreement of even date with the Convertible Notes between the Registrant and the secured parties named therein (15)

4.21	Letter dated March 29, 2007 regarding certain extensions and waivers from the Registrant to the investors named therein (15)

10.1	Offer to Purchase Intellectual Property (4)

10.2	Offer to Purchase Franchise Support Network Inc. (4)

10.3	Amendment to Management Agreement between the Registrant and Cory Gelmon made effective April 1, 2005 (6)

10.4	Amendment to Management Agreement between the Registrant and Michael Gelmon effective April 1, 2005 (6)

10.5	Advance Promissory Note from the Registrant to 860538 Alberta Ltd. (1)

10.6	Promissory Note from the Registrant to Eva Gelmon (1)

10.7	2004 Human Resources Incentive Plan (1)

10.7.1	Amendment to 2004 Human Resources Incentive Plan (7)

10.8	Limited Liability Company Purchase Agreement with exhibits (1)

10.9	Agreement re: Sale and Purchase of Assets, between the Registrant and LSI Group, LLC. effective December 31, 2004 with exhibits (6)

10.10	Purchase Agreement among the Registrant, Nationwide Diagnostic Solutions, Inc., and Jeff and Constance Rebarcak dated March 18, 2005 with exhibits (6)

10.11	Software Consulting Agreement between the Registrant and Fred Johanessen dated June 29, 2005 (10)

10.12	Management Agreement between the Registrant and Southern Diagnostics, Inc. dated May 27, 2005 (10)

10.13	Settlement and Mutual Release Agreement among the Registrant and Cameron Yost, Lyle Yost, Winston Yost and Byron Yost (10)

10.14	Stock Purchase Agreement by and among Southern Diagnostics, Inc. and Jeff and Constance Rebarcak and Nationwide Diagnostic Solutions, Inc., dated May 25, 2005 (10)

10.15	Operating Agreement of Premier SD, LLC between Premier Health Services, LLC and Southern Diagnostics, Inc., dated June 8, 2005 (10)

10.16	Consulting Agreement between the Registrant and Alvin Gelmon, dated August 15, 2005 (11)

10.17	Stock Purchase Agreement between the Registrant and Brad Goldstein et al., dated January 6, 2006 (9)

10.18	Addendum to Stock Purchase Agreement between the Registrant and Dr. Brad Goldstein et al., dated February 7, 2006 (8)

10.19	Employment Agreement between the Registrant’s subsidiary Premier Health Services, LLC and Dr. Brad Goldstein dated as of February 10, 2006 (8)

10.19.1	Amending Agreement Re: Employment Agreement between the Registrant’s subsidiary Premier Health Services, LLC and Dr. Brad Goldstein dated December 15, 2006 (2).

10.20	Letter agreement re offer of employment between the Registrant and Marshall Wilmot effective as of February 1, 2006 (8)

10.21	Management Agreement between the Registrant and Michael Gelmon effective April 10, 2006 (7)

10.22	Management Agreement between the Registrant and Cory Gelmon effective April 10, 2006 (7)

10.23	Advance Promissory Note from the Registrant to 860538 Alberta Ltd. dated as of January 1, 2006 (14)

10.29	Asset Purchase Agreement dated as of March 7, 2007 between the Registrant and Medical Resources, Inc (15)

10.30	Assignment dated as of March 7, 2007 from Medical Resources, Inc. to the Registrant (15)

10.31	Noncompetition and Confidentiality Agreement dated as of March 7, 2007 between Hunter Reynolds and the Registrant (15)

10.32	Guaranty dated as of March 7, 2007 from the Registrant’s subsidiary Premier Medical Group, Inc. in favor of Medical Resources, Inc. (15)

10.33	Independent Contractor Agreement dated as of March 1, 2007 between the Registrant and Willowbrook Corporation (15)

10.34	Settlement Agreement dated January 10, 2007 by and among Registrant and the several litigants named therein (2)

23.1	Consent of Schwartz Levitsky Feldman LLP dated April 16, 2007 (2)

31.1	Certification of Periodic Report – Michael Gelmon (2)

31.2	Certification of Periodic Report – Cory Gelmon (2)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 – Michael Gelmon (2)

32.2	Certifications Pursuant to 18 U.S.C. Section 1350 – Cory Gelmon (2)

(1)	Incorporated by reference to the Registrant’s Form SB-2 filed with the Securities and Exchange Commission on February 14, 2005.

(2)	Filed herewith.

(3)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on November 22, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 7, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on May 17, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on April 28, 2005.

(7)	Incorporated by reference to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 10, 2006.

(8)	Incorporated by reference to the Registrant’s Form SB-2 filed with the Securities and Exchange Commission on February 14, 2006.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.

(10)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on April 28, 2005.

(12)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities Exchange Commission on May 19, 2006

(13)	Incorporated by reference to the Registrant’s Form 10-QSB filed on August 21, 2006

(12)	Incorporated by reference to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 10, 2006.

(13)	Incorporated by reference to the Registrant’s Form 10Q filed with the Securities and Exchange Commission on February 14, 2006.

(14)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2007, as amended on April 3, 2007.

Item 14. Principal Accountant Fees and Services.

          The following table presents fees for professional services rendered by Schwartz Levitsky Feldman LLP to Banyan Corporation for 2006 and 2005:

Types of Fees	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees (a)	$ 100,235	$92,647
Tax Fees (b)	-0-	-0-
Other Fees (c)	-0-	-0-

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

April 16, 2007

BANYAN CORPORATION

By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive
Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

April 16, 2007

By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive Officer and
Director

April 16, 2007

By:	/s/ Cory. Gelmon
Cory Gelmon, President, Chief Financial
Officer, Secretary and Director (Principal
Accounting and Financial Officer)