Form 10QSB
period 2007-03-31
BANYAN CORP /OR/
filed 2007-05-21
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

_______________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

2,483,691,606
(Number of shares of common stock outstanding as of May 11, 2007)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I
FINANCIAL INFORMATION

BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$50,872
Accounts receivable	1,949,704
Prepaid expenses	235,680
Current portion of note receivable	70,557

Total current assets	2,306,813

Note receivable	649,191
Property and equipment	82,894
Intangible Asset - customer list	329,092
Deferred finance fees, net	36,831
Goodwill	1,821,495
Other assets, net	19,368

$5,245,684

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$413,791
Accrued interest	348,328
Other liabilities	203,784
Debt settlement	160,000
Current portion of obligations under capital lease	22,292
Notes payable
Related parties	768,997
Others	145,000

Total current liabilities	2,062,192

Convertible note (Note 4)	2,161,658
Obligations under capital lease	50,792

4,274,642

Stockholders' equity (Notes 4, 5 and 8)
Preferred stock; no par value; 1,000,000,000 shares authorized	-
Common stock; no par value; 5,000,000,000 shares
authorized; 2,168,851,606 shares issued and outstanding	23,406,658
Deferred compensation costs	(15,300)
Common stock to be issued, 40,000,000 shares	48,000
Accumulated deficit	(22,468,316)

Total stockholders' equity	971,042

$5,245,684

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

	2007	2006
Revenue from franchised clinics	$103,691	$267,703
Revenue from diagnostic business	1,332,583	1,050,264
	1,436,274	1,317,967

Franchise cost	6,255	20,670
Selling, general and administrative expenses	1,815,245	1,259,676
	1,821,500	1,280,346
Income (loss) from operations	(385,226)	37,621
Other
Management compensation	(179,957)	(216,250)
Stock compensation	(20,509)	(402,180)
Amortization expense	(19,445)	(18,310)
Interest income	9,257	10,071
Interest expense:
Related parties	(3,753)	(2,551)
Other	(1,034,716)	(418,935)
Net loss	$(1,634,349)	$(1,010,534)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common
shares- outstanding - basic and diluted	1,419,962,069	187,794,060

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)
(Expressed in US Dollars)

				Common
				stock		Stock-
	Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	compensation	issued	deficit	equity
Balances at January 1, 2007	935,955,439	$21,652,765	$(25,300)	$-	$(20,833,967)	$793,498
Issuance of common stock for services (Note 5)	111,666,667	$134,000				134,000
Stock compensation plans			10,000			10,000
Conversion of convertible notes
(net of finance fees of $13,644) (Notes 4 and 5)	1,161,229,500	867,893				867,893
Stock to be issued	(40,000,000)	(48,000)		48,000		-
Beneficial conversion (Note 4)		745,260				745,260
Warrants issued with convertible notes (Note 4)		54,740				54,740
Net loss					(1,634,349)	(1,634,349)
Balances at March 31, 2007	2,168,851,606	$23,406,658	$(15,300)	$48,000	$(22,468,316)	$971,042

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

	2007	2006

Net cash used in operating activities	$(857,989)	$91,217
Cash flows from investing activities:
Business acquisition	-	(1,821,316)
Proceeds on note receivable	17,096	16,543
Purchase of property and equipment	(3,283)	(1,395)
Acquisition of other assets	-	(28,462)
	13,813	(1,834,630)
Cash flows from financing activities
Net proceeds from notes payable, related parties	(30,000)	-
Proceeds from convertible note	800,000	2,085,000
Payments on long term debt and notes payable	(5,224)	(150,000)
Net cash provided by financing activities	764,776	1,935,000
Net increase (decrease) in cash	(79,400)	191,587
Cash and cash equivalents, beginning of year	130,272	2,206
Cash and cash equivalents, March 31	$50,872	$193,793

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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

The consolidated financial statements include the accounts of Banyan Corporation, its wholly-owned subsidiaries, Diagnostic USA, Inc., Banyan Financial Services, Inc., Franchise Support Network, Inc., Premier Medical Group, Inc., Atlas Medical Group, Century Neurological, Inc., Comprehensive Medical, Neurological Medical Associates of N.J., LLC, Neurological Consultants, LLC, Neurological Services, Inc., Optimal Medical Group, LLC, Premier Health Services, LLC, Premier Imaging, LLC, Premier Professional Services, LLC, Providers Medical Group, LLC, Prism Diagnostics, Inc., West Center Medical Group, Inc., Premier SD, LLC and Virtual Medical Systems, LLC, its majority-owned (99%) subsidiaries Premier Integra Services, LLC and Premier National, LLC and its majority-owned (90%) subsidiary, Chiropractic USA, Inc. and the accounts of Southern Diagnostics, Inc. in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Diagnostics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Banyan Financial Services, Inc., Franchise Support Network Inc. and Diagnostic USA, Inc. have not commenced operations. Losses attributable to the minority interest in Chiropractic USA, Inc. have been consolidated into the Company.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

2.	Organization, principles of consolidation, going concern, results of operations and management’s plans (continued): Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created an accumulated deficit of $22,468,316, as of March 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises, and increasing collections of receivables from franchisees, and developing the diagnostic imaging business.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the three months ended March 31, 2007 and 2006, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

4.	Convertible note:

Face value of note	$5,346,078
Less: unamortized discount	(3,184,420)

$2,161,658

The Company entered into three Securities Purchase Agreements during the period ended March 31, 2007. Under the agreements, the Company agreed to sell a total of $800,000 in callable secured convertible notes due between January 19, 2010 and March 13, 2010 with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.0057 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Attached to the notes, lenders received 30,000,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a seven-year term from the date of issuance with an exercise price of $0.001 per share.

As a result of the advances of the amount $800,000 on account of the convertible notes, a beneficial conversion in the amount of $745,260 has been deducted from the face value of the notes and is amortized over the three-year term of the notes as interest expense. The warrants are valued at $54,740 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility ranging from 228% to 234%; risk free interest of 4.75%; and expected term of 7 years.

During the period, $61,322 of the 2004 note (including interest in the amount of $3,926) was converted into 54,530,000 common shares. During the period, $820,215 of the 2006 note (including interest in the amount of $153,622) was converted into 1,106,699,500 common shares. Unamortized finance fees in the amount of $13,644 were deducted from the face value of the notes converted.

5.	Stockholders’ equity:

Preferred stock:

The Company has 1,000,000,000 shares of no par value preferred stock authorized. As of March 31, 2007, none were issued and outstanding.

Common stock:

The Company has 5,000,000,000 shares of no par value common stock authorized. As of March 31, 2007, there were 2,168,851,606 shares issued and outstanding. The Company had 52,965,000 outstanding options, 110,921,250 outstanding warrants and 40,000,000 shares to be issued for subscriptions received before March 31, 2007.

Stock transactions:

During the period ended March 31, 2007, the Company issued 1,161,229,500 as a result of conversion of convertible notes (see Note 4).

During the period ended March 31, 2007, the Company issued 111,666,667 shares for services, valued at $134,000, which was equal to the market price on the date of issue.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

5.	Stockholders’ equity (continued): Stock Options:

During the period ended March 31, 2007, 20,000 options expired.

6.	Related party transactions:

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000.

As of March 31, 2007, $32,076 included in prepaid expenses are payment in advance to the Company’s chief executive officer, president and chief financial officer and Britannia as compensation expense and services rendered per Britannia.

7.	Segment results:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance based on operating earnings of the respective business units.

During the three months ended March 31, 2007 and 2006, the segment results are as follows:

		2007
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$103,691	$1,332,583	$-	$1,436,274

Segment operating income (loss)	(96,660)	116,245	(404,811)	(385,226)

		2006
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$267,703	$1,050,264	$-	$1,317,967

Segment operating income (loss)	36,650	296,785	(295,814)	37,621

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

8.	Subsequent event:

After March 31, 2007, the Company issued 460,628,934 shares upon the conversion of $151,931 in 2006 note, principal and interest.

After March 31, 2007, the Company entered into a Securities Purchase Agreement. Under this agreement, the Company agreed to sell a total of $250,000 in callable secured convertible notes due April 10, 2010 with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.0057 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Lenders received 10,000,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a seven-year term from the date of issuance with an exercise price of $0.001 per share. The receipt of the advances will result in an estimated beneficial conversion in the amount of $241,313 and warrants value in the amount of $8,687, which will be added to the unamortized discount and amortized over the three-year period term of the notes as interest expense.

9.	Comparative figures

Certain of the prior period’s comparative figures have been reclassified to conform to the current period’s presentation.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation for 2007

     Our operating activities have not yet generated a positive cash flow. We expect that they will generate a positive cash flow by the end of 2007 and that our recently acquired diagnostic testing business will generate a positive cash flow.

     In the fourth quarter of 2006, we entered into an agreement that has to date provided $1,960,000 from the sale of convertible notes to an investment group. Early in 2006, we entered into an agreement that provided $3,000,000 from the sale of convertible notes to an investment group. The proceeds were used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. In 2004 and 2005, we were provided $3,000,000 from the sale of convertible notes to this investment group, $1,200,000 in 2004 and $1,800,000 in 2005.

     As of May 18, 2007, the investment group has converted all $1,200,000 of the notes issued in 2004 and $497,329 of the notes issued in 2005 to stock, and $781,211 of the notes issued in 2006 to stock. The aggregate outstanding principal amount of the remaining convertible notes was $5,231,460 as of May 18, 2007, including the outstanding notes issued in 2005 and thereafter. We believe without assurance that the investment group will continue to convert the rest of the notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. All of the remaining debt may not be converted when the remaining convertible notes begin to come due December 31, 2008. We intend to refinance, extend or otherwise restructure this debt before it becomes due. In the event we are unable to do so, we may have to file for protection under the federal bankruptcy laws and we may be unable to continue in operation as a going concern. We were recently able to extend the due date for all of the convertible notes that would have become due in February and May 2007 to December 31, 2008.

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

     In conjunction with the acquisition of the diagnostic testing business in the first quarter of 2006, we acquired manufacturing and marketing rights to a new diagnostic testing device that has FDA pre-marketing approval. During the latter half of 2006, the first period in which we had revenue from sales of our new device, there were more than sixty sales for revenue of $353,827. During the first quarter of 2007, there were more than ten sales for revenue of $69,900. We are developing an outside sales force of medical equipment distributors.

     We have fifty-five franchised locations, a decrease of forty percent from last year as a result of the conclusion or our arrangement with Team WLP and the loss of its endorsement. No new locations have been added since the end of 2006.

     Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics in Louisiana. Under deferred payment terms of a note due in 2014 issued by the purchaser, we expect to receive more than $100,000 in principal and interest for 2007 and each year during the remaining term of the note. These clinics also signed franchise agreements that generate significant royalties.

     Our plan of operation for the remainder of fiscal 2007 is as follows:

To develop the diagnostic testing business that has generated a positive cash flow;

To increase sales of our diagnostic testing machine;

To increase the number of franchises by direct marketing of franchises and recruiting area developers;

To increase fees and royalty income from existing and new franchises; and,

To obtain additional debt and equity financing.

     To date our operations have not been self-sustaining. Our independent registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern because we incurred net losses during 2006 and had a working capital deficiency at year end. We continue to have net losses. Should we be unable to implement our plan of operation, our expansion plans may be curtailed, and we may not be able to continue in operations.

Financial condition at March 31, 2006 and 2007

     March 31, 2007. Stockholders’ equity was $971,042 and we had working capital of $244,621. Principal sources of liquidity in 2007 included net proceeds of $800,000 equity from the sale of convertible notes and $1,383,679 in revenue from operations.

     March 31, 2006. Stockholders’ equity was $1,280,243 and working capital deficiency was $1,733,166. Principal sources of liquidity in 2006 included the sale of $2,150,000 in convertible notes and $1,317,967 in revenue from operations.

Results of operation – Three Months Ended March 31, 2006 and 2007

     Loss from operations increased to $385,226 in 2007 from income of $37,621 in 2006.

     Revenue increased to $1,436,274 in 2007 from $1,317,967 in 2006. The diagnostic testing business produced $282,319 of the increase. Revenue from franchised operations decreased to $103,691 in 2007 from $267,703 in 2006 as a result of franchise terminations, decreased collections from franchisees, and the absence of sales of new franchises.

     Selling, general and administrative expenses increased to $1,815,245 in 2007 from $1,259,676 in 2006 as a result of an increase in the number of employees due to the acquisition of the diagnostic testing business and increased legal and accounting fees resulting from the acquisition. Management compensation decreased from $216,250 in 2006 to $179,957 in 2007. Stock compensation decreased from $402,180 in 2006 to $20,509 in 2007.

     We also incurred interest expense of $1,034,716 mainly from the issuance of additional convertible notes and the conversion of convertible notes. Giving effect to interest expense, overall net loss decreased from $1,010,534 in 2006 to $1,634,349 in 2007.

ITEM 3. CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in these reports is recorded, processed, summarized and reported as and when required, except as follows.

     We identified certain material weaknesses in the systems of internal controls as they relate to our subsidiaries. We are currently addressing those weaknesses and we expect to implement changes before the third quarter of 2007. In the interim, we performed additional procedures to ensure that all material adjustments were processed to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this quarterly report, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

     The certifications of our chief executive officer and chief financial officer, which are included as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-QSB, include, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certification.

     There were no other changes in our internal control or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Unregistered Securities and Use of Proceeds.

     During the first quarter of 2007, we sold $800,000 in principal amount of convertible notes and issued 1,161,229,500 shares to four investors upon the conversion of $881,537 in convertible notes pursuant to the 2006 Securities Purchase Agreement described in Item 12. Certain Relationships and Related Transactions – Securities Purchase Agreements – 2006-2007 Securities Purchase Agreement and 2006 Securities Purchase Agreement of our Form 10-KSB for the fiscal year ended December 31, 2006. Since the end of the first quarter, we sold and additional $ in principal amount of convertible notes and issued an additional shares to these four investors upon the conversion of an additional $ in convertible notes.

     We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rules 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion.

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

BANYAN CORPORATION

Date: May 21, 2007
	By:	/s/ Michael J. Gelmon
Chief Executive Officer
(Principal executive officer)

Date: May 21, 2007
	By:	/s/ Cory H. Gelmon
President and Chief Financial Officer
(Principal financial officer)