Form 10QSB/A
period 2007-03-31
BANYAN CORP /OR/
filed 2007-05-22
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
Amendment No. 1

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

2,483,691,606
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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the first quarter of 2007, we sold $800,000 in principal amount of convertible notes and issued 1,161,229,500 shares to four investors upon the conversion of $881,537 in convertible notes pursuant to the 2006 Securities Purchase Agreement described in Item 12. Certain Relationships and Related Transactions – Securities Purchase Agreements – 2006-2007 Securities Purchase Agreement and 2006 Securities Purchase Agreement of our Form 10-KSB for the fiscal year ended December 31, 2006. Since the end of the first quarter, we sold an additional $250,000 in principal amount of convertible notes and issued an additional 460,628,934 shares to these four investors upon the conversion of an additional $151,931 in convertible notes. Proceeds from these sales were used to pay accounts payable and current liabilities and for working capital.

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