Form 10QSB
period 2007-06-30
BANYAN CORP /OR/
filed 2007-08-17
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

Commission File Number 0-26065

BANYAN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Oregon	84-1346327
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9025 Wilshire Blvd., Penthouse Suite 500, Beverly Hills, CA 90211
(Address of Principal Executive Offices)                                    (Zip Code)

Issuer’s Telephone Number, including Area Code: (800) 808-0899

__________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

4,950,447,008
(Number of shares of common stock outstanding as of July 5, 2007)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I FINANCIAL INFORMATION

BANYAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$64,416
Accounts receivable	1,993,349
Prepaid expenses	236,284
Current portion of note receivable (Note 9)	244,000

Total current assets	2,538,049

Note receivable (Note 9)	458,438
Property and equipment, net	89,062
Intangible Asset - customer list, net	319,018
Deferred finance fees, net	31,407
Goodwill	1,821,495
Other assets, net	19,307

$5,276,776

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$401,364
Accrued interest	463,239
Other liabilities	208,269
Debt settlement	150,000
Current portion of obligations under capital lease	22,430
Notes payable
Related parties	990,540
Others	145,000

Total current liabilities	2,380,842

Convertible notes (Note 4)	2,270,461
Obligations under capital lease	45,329

4,696,632

Stockholders' equity (Notes 4, 5, 6, and 9)
Preferred stock; no par value; 1,000,000,000 shares authorized	-
Common stock; no par value; 5,000,000,000 shares
authorized; 4,950,447,008 shares issued and outstanding	24,724,156
Deferred compensation costs	(14,000)
Common stock to be issued; 98,936,200 shares	14,840
Accumulated deficit	(24,144,852)

Total stockholders' equity	580,144

$5,276,776

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue from franchised clinics	$156,122	$188,856	$259,813	$456,559
Revenue from diagnostic business	1,201,590	1,406,026	2,534,173	2,202,751

	1,357,712	1,594,882	2,793,986	2,659,310

Franchise cost	6,441	30,000	12,696	50,670
Selling, general and administrative
expenses	1,665,619	1,691,304	3,480,864	2,842,501

	1,672,060	1,721,304	3,493,560	2,893,171

Loss from operations	(314,348)	(126,422)	(699,574)	(233,861)

Other

Management compensation	(593,712)	(226,250)	(773,669)	(442,500)
Stock compensation	(1,300)	(10,031)	(21,809)	(520,690)
Amortization expense	(20,269)	(18,978)	(39,714)	(37,288)
Debt increase (Note 8)	(230,619)	-	(230,619)	-
Interest income	9,290	10,034	18,547	20,105
Interest expense:
Related parties	(6,934)	(4,879)	(10,687)	(7,430)
Other	(518,644)	(535,628)	(1,553,360)	(954,563)

Net loss	$(1,676,536)	$(912,154)	$(3,310,885)	$(2,176,227)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares- outstanding -
basic and diluted	2,748,056,666	218,713,349	2,087,678,137	203,339,117

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)
(Expressed in US Dollars)

				Common
				stock		Stock-
	Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	compensation	issued	deficit	equity
Balances at January 1, 2007	935,955,439	$21,652,765	$(25,300)	$-	$(20,833,967)	$793,498
Issuance of common stock for services (Notes 5 and 6)	1,761,666,667	629,000				629,000
Stock compensation plans		-	11,300			11,300
Conversion of convertible notes
(net of finance fees $14,163) (Notes 4 and 5)	2,351,761,102	1,157,231				1,157,231
Stock to be issued	(98,936,200)	(14,840)		14,840		-
Beneficial conversion (Note 4)		1,229,764				1,229,764
Warrants issued with convertible notes (Note 4)		70,236				70,236
Net loss					(3,310,885)	(3,310,885)
Balances at June 30, 2007	4,950,447,008	$24,724,156	$(14,000)	$14,840	$(24,144,852)	$580,144

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2005
(UNAUDITED)
(Expressed in US Dollars)

	2007	2006

Net cash used in operating activities of continuing operations	$(1,315,130)	$(259,138)

Cash flows used in investing activities:
Business acquisition	-	(1,821,316)
Proceeds on note receivable	34,407	33,081
Purchase of property and equipment	(19,584)	(3,166)
Acquisition of other assets	-	(28,462)

	14,823	(1,819,863)

Cash flows from financing activities
Net proceeds from notes payable, related parties	(55,000)	98,000
Proceeds from convertible notes	1,300,000	2,595,000
Payments on long term debt and notes payable	(10,549)	(352,851)
Proceeds from issuance of common stock and exercise
of options and warrants	-	14,308

Net cash provided by financing activities of continuing operations	1,234,451	2,354,457

Net (decrease) increase in cash	(65,856)	275,456

Cash and cash equivalents, beginning of year	130,272	2,206

Cash and cash equivalents, June 30,	$64,416	$277,662

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

The condensed consolidated financial statements include the accounts of Banyan Corporation, its wholly- owned subsidiaries, Diagnostic USA, Inc., Banyan Financial Services, Inc., Franchise Support Network, Inc., Premier Medical Group, Inc., Atlas Medical Group, Century Neurological. Inc., Comprehensive Medical, Neurological Medical Associates of N.J, LLC, Neurological Consultants, LLC, Neurological Services, Inc., Optimal Medical Group, LLC, Premier Health Services, LLC, Premier Imaging, LLC, Premier Professional Services, LLC, Providers Medical Group, LLC, Prism Diagnostics, Inc., West Center Medical Group, Inc., Premier SD, LLC and Virtual Medical Systems, LLC, its majority-owned (99%) subsidiaries Premier Integra Services, LLC and Premier National, LLC and its majority-owned (90%) subsidiary, Chiropractic USA, Inc. and the accounts of Southern Diagnostics, Inc. in accordance with guidelines established under Emerging Issue Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. The Company meets all six of the requirements for a controlling financial interest that results in the consolidation of Southern Diagnostics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Banyan Financial Services, Inc., Franchise Support Network Inc. and Diagnostic USA, Inc. have not commenced operations. Losses attributable to the minority interest in Chiropractic USA, Inc. have been consolidated into the Company.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

2.	Organization, principles of consolidation, going concern, results of operations and management’s plans (continued):

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created an accumulated deficit of $24,144,852, as of June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises and increasing collections of receivables from franchisees and developing the diagnostic imaging business.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the six months ended June 30, 2007 and 2006, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

4.	Convertible notes:
	Face value of notes	$5,567,737
	Less: unamortized discount	(3,297,276)
		$2,270,461

The Company entered into five Securities Purchase Agreements during the period ended June 30, 2007. Under the agreements, the Company agreed to sell a total of $1,300,000 in callable secured convertible notes due between January 19, 2010 and May 9, 2010 with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.0057 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Attached to the notes, lenders received 50,000,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a seven-year term from the date of issuance with an exercise price of $0.001 per share.

As a result of the advances of the amount $1,300,000 on account of the convertible notes, a beneficial conversion in the amount of $1,229,764 has been deducted from the face value of the notes and is amortized over the three-year term of the notes as interest expense. The warrants are valued at $70,236 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility ranging from 226% to 234%; risk free interest of 4.75%; and expected term of 7 years.

During the period, $323,696 of the 2004 note (including interest in the amount of $15,443) was converted into 1,176,351,602 common shares. During the period, $847,699 of the 2006 note (including interest in the amount of $153,622) was converted into 1,175,409,500 common shares. Unamortized finance fees in the amount of $14,163 were deducted from the face value of the notes converted.

5.	Stockholders’ equity: Preferred stock:

The Company has 1,000,000,000 shares of no par value preferred stock authorized. As of June 30, 2007, none were issued and outstanding.

Common stock:

The Company has 5,000,000,000 shares of no par value common stock authorized. As of June 30, 2007, there were 4,950,447,008 shares issued and outstanding. The Company had 52,665,000 outstanding options, 130,921,250 outstanding warrants and 98,936,200 shares to be issued for conversion notice received before June 30, 2007. The Company does not have sufficient authorized shares to issue and deliver all of these shares. The Company intends to convene a meeting of shareholders in September 2007 to increase its authorized shares in an amount sufficient to meet its obligations to issue shares and future requirements.

Stock transactions:

During the period ended June 30, 2007, the Company issued 2,351,761,102 shares as a result of conversion of convertible notes (see Note 4).

During the period ended June 30, 2007, the Company issued 1,761,666,667 shares for services, valued at $629,000, which was equal to the market price on the date of issue.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

5.	Stockholders’ equity (continued): Stock Options:

During the period ended June 30, 2007, 320,000 options expired.

6.	Related party transactions:

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000.

During the period ended June 30, 2007, the Company issued to its chief executive officer and its president and chief financial officer 1,650,000,000 shares (825,000,000 each) to bonuses of $39,152 that were included in accounts payable as at January 1, 2007 and $455,848 for signing personally several guaranty and pledge agreements since 2004 with respect to the convertible notes (see note 4). As of June 30, 2007, $75,756 included in prepaid expenses is payment in advance to the Company’s chief executive officer, president and chief financial officer and Britannia Law Firm as compensation expense and services rendered by Britannia Law Firm.

7.	Segment results:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance based on operating earnings of the respective business units.

During the six months ended June 30, 2007 and 2006, the segment results are as follows:

		2007
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total
Revenues	$259,813	$2,534,173	$-	$2,793,986
Segment operating income (loss)	12,775	147,761	(860,110)	(699,574)
		2006
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total
Revenues	$456,559	$2,202,751	$-	$2,659,310
Segment operating income (loss)	92,609	167,295	(493,765)	(233,861)

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

8.	Debt increase:

In March 2007, the Company entered into an addendum to reduce the amount owed on the acquisition of Premier. Under the terms of the addendum, the Company agreed to pay a lump sum of $250,000 in April 2007. The payment was not made because of a shortage of working capital. The Company has renegotiated the addendum and restored the agreement to its original state. Accordingly, $230,619 has been expensed during the quarter.

9.	Subsequent event:

In July 2007, the president and chief financial officer of the Company returned to the Company for cancellation as capital contribution 825,000,000 shares of common stock. These shares have been treated as treasury stock available for future issuance. The Company intends to repay the capital contribution by issuing 825,000,000 shares when enough shares are available (see Note 5).

After June 30, 2007, the Company issued 385,135,328 shares upon the conversion of $36,162 in 2004 note, principal and interest.

In July 2007, the Company entered into a new agreement on its note receivable. Under the agreement, the Company received $244,000 as a partial payment of the note. Furthermore, the borrower now has no obligation to make monthly payments, no interest will accrue and no royalty fees will be payable for the following 24 months. At the end of the 24 months the borrower has the option to pay the remaining balance discounted by $100,000. In the event the balance is not paid after 24 months, then the discount will not apply, interest will accrue and the obligation to make royalty payments will commence. The resulting discount is being amortized over the 24 month interest free period.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation for 2007

            Our operating activities have not yet generated a positive cash flow. We expect that they will generate a positive cash flow by the end of 2007 and that our recently acquired diagnostic testing business will generate a positive cash flow.

            In the fourth quarter of 2006, we entered into an agreement that has to date provided $2,210,000 from the sale of convertible notes to an investment group. Early in 2006, we entered into an agreement that provided $3,000,000 from the sale of convertible notes to this investment group. The proceeds were used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. In 2004 and 2005, we were provided $3,000,000 from the sale of convertible notes to this investment group, $1,200,000 in 2004 and $1,800,000 in 2005.

            As of the date of this report, the investment group has converted $1,200,000 of the notes issued in 2004, $789,393 of the notes issued in 2005 to stock, and $694,077 of the notes issued in 2006 to stock. The aggregate outstanding principal amount of the remaining convertible notes was $5,526,530 We believe without assurance that the investment group will continue to convert the rest of the notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. We are seeking shareholder approval of a one for one hundred reverse stock split that will immediately increase our stock price at least short-term. Nonetheless, all of the remaining debt may not be converted when the remaining convertible notes begin to come due December 31, 2008. We intend to refinance, extend or otherwise restructure this debt before it becomes due. In the event we are unable to do so, we may have to file for protection under the federal bankruptcy laws and we may be unable to continue in operation as a going concern. We were recently able to extend the due date for all of the convertible notes that would have become due in February and May 2007 to December 31, 2008.

            Revenue has risen with the advent of our diagnostic testing business to supplement our franchise business. However, it is likely that additional liquidity and capital resources will be necessary to defray our ongoing expenses.

            In 2005 we formed a joint venture with a diagnostic testing business and acquired the stock and customer base of another diagnostic testing business from the owners for $700,000 that we transferred to our joint venture. During the first quarter of 2006, we acquired all of the diagnostic testing business that is now operated as a wholly owned subsidiary. The acquisition increased the number of employees by thirty-seven. Since then our diagnostic testing business expanded again through acquisition of the customer bases of two additional diagnostic testing businesses.

            In conjunction with the acquisition of the diagnostic testing business in the first quarter of 2006, we acquired manufacturing and marketing rights to a new diagnostic testing device that has FDA pre-marketing approval. During the latter half of 2006, the first period in which we had revenue from sales of our new device, there were more than sixty sales for revenue of $353,827. During the first six months of 2007, there were twenty-one sales for revenue of $116,635. In an effort to improve sales performance, we hired a sales manager during the first quarter of 2007.

            We have forty-eight franchised locations, a decrease of forty percent from last year as a result of the conclusion or our arrangement with Team WLP and the loss of its endorsement. One new location has been added since the end of 2006.

            Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics in Louisiana. Under deferred payment terms of a note issued by the purchaser, we received $244,000 in 2007 and $358,438 will be due in 2009.

            Our plan of operation for the remainder of fiscal 2007 is as follows:

            To develop the diagnostic testing business; and

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

Financial condition at June 30, 2006 and 2007

            June 30, 2007. Stockholders’ equity was $580,144 and we had working capital of $157,207. Principal sources of liquidity in 2007 included net proceeds of $1,300,000 from the sale of convertible notes and $2,697,746 in revenue from operations.

            June 30, 2006. Stockholders’ equity was $682,047 and working capital deficiency was $2,687,705. Principal sources of liquidity in 2006 included the sale of $2,660,000 in convertible notes and $2,659,310 in revenue from operations.

Results of operation – Six Months Ended June 30, 2006 and 2007

            Loss from operations increased to $699,574 in 2007 from $233,861 in 2006.

            Revenue increased to $2,793,986 in 2007 from $2,659,310 in 2006. Revenue from the diagnostic testing business increased $331,422, partially offset by a $196,746 decline in revenue from franchised operations as a result of franchise terminations and decreased collections from franchisees.

            Selling, general and administrative expenses increased to $3,480,864 in 2007 from $2,842,501 in 2006 mainly as a result of an increase in expenses related to the diagnostic testing business and investor relations expenses incurred in 2007. Other expenses also increased. Management compensation increased from $442,500 in 2006 to $773,669 in 2007 as a result of stock issued to management valued at $495,000. However, stock compensation decreased from $520,690 in 2006 to $21,809 in 2007.

            We also incurred interest expense of $1,564,047 mainly from the issuance of additional convertible notes and the conversion of convertible notes, an increase from $961,993 in 2006. Giving effect to interest expense, overall net loss increased from $2,176,227 in 2006 to $3,310,885 in 2007.

Results of operation – Three Months Ended June 30, 2006 and 2007

            Loss from operations increased to $314,348 in 2007 from $126,422 in 2006 as a result of decreased revenue.

            Revenue decreased to $1,357,712 in 2007 from $1,594,882 in 2006. A decrease in revenue from the diagnostic testing business of $204,436 accounted for most of the decrease. In addition, revenue from franchised operations decreased $32,734 as a result of franchise terminations and decreased collections from franchisees.

            Selling, general and administrative expenses decreased to $1,665,619 in 2007 from $1,691,304 in 2006. Other expenses increased. Management compensation increased from $226,250 in 2006 to $593,712 in 2007 as a result of stock issued to management valued at $495,000. Interest expenses decreased from $540,507 to $525,578. Interest expense resulted mainly from the issuance of additional convertible notes and the conversion of convertible notes.

            Overall net loss increased from $912,154 in 2006 to $1,676,536 in 2007 as a result of the increases in loss from operations and management compensation.

ITEM 3. CONTROLS AND PROCEDURES.

            Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of the Company’s annual report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, except as follows:

            The Company identified certain material weakness in the systems of internal controls as it relates to its subsidiary Premier Medical Group, Inc. The Company addressed those weaknesses and implemented changes in the second quarter of 2007 that are designed to strengthen the accounting and reporting controls, including designating a manager of the subsidiary with responsibility for gathering and communicating accounting information to our head office in accordance with a specific timeline.

            There were no other changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Unregistered Securities and Use of Proceeds.

            During the second quarter of 2007, we sold $500,000 in principal amount of convertible notes and issued 1,190,531,602 shares to four investors upon the conversion of $289,858 in convertible notes pursuant to the 2006 and 2005 Securities Purchase Agreement described in Item 12. Certain Relationships and Related Transactions – Securities Purchase Agreements – 2006 Securities Purchase Agreement and 2004 Securities Purchase Agreement of our Form 10-KSB for the fiscal year ended December 31, 2006. Since the end of the second quarter, we issued an additional 449,088,444 shares to these four investors upon the conversion of an additional $41,918 in convertible notes. Also during the second quarter of 2007, we issued 1,650,000,000 shares to our chief executive officer and our president and chief operating officer in consideration of compensation due and services rendered valued at $495,000.

            We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rules 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes, the issuance of shares upon conversion and the issuance of shares to management.

Item 6. Exhibits.

Exhibit
No.	Description

10.9.1	Agreement dated July 16, 2007 between the Registrant and LSI Group, LLC.

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN CORPORATION

Date: August 15, 2007
By: /s/ Michael J. Gelmon
Chief Executive Officer
(Principal executive officer)

Date: August 15, 2007
By: /s/ Cory H. Gelmon
President and Chief Financial Officer
(Principal financial officer)