Form 10QSB
period 2007-09-30
BANYAN CORP /OR/
filed 2007-11-15
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

97,143,555
(Number of shares of common stock outstanding as of November 8, 2007)

BANYAN CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

BANYAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)
(Expressed in US Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$367,183
Accounts receivable	1,943,559
Prepaid expenses	105,518

Total current assets	2,416,260

N ote receivable (Note 4)	449,976
Property and equipment, net	85,019
Intangible Asset - customer list, net	308,944
D eferred finance fees, net	26,462
G oodwill	1,821,495
O ther assets, net	19,245

$5,127,401

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$890,660
Accrued interest	543,795
O ther liabilities	212,753
D ebt settlement	130,000
Current portion of obligations under capital lease	21,541
N otes payable
Related parties	967,976
O thers	135,000

Total current liabilities	2,901,725

Convertible notes (N ote 5)	2,605,385
O bligations under capital lease	40,739

5,547,849

Stockholders' deficit (N otes 5, 6, 7 and 10)
Preferred stock; no par value; 1,000,000,000 shares authorized	-
Common stock; no par value; 40,000,000,000 shares
authorized; 62,851,475 shares issued and outstanding	24,968,045
D eferred compensation costs	(14,000)
Common stock to be issued; 2,110,655 shares	3,272
Accumulated deficit	(25,377,765)

Total stockholders' deficit	(420,448)

$5,127,401

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenue from franchised clinics	$144,037	$126,541	$403,850	$583,100
Revenue from diagnostic business	1,024,363	1,305,663	3,558,536	3,508,414

	1,168,400	1,432,204	3,962,386	4,091,514

Selling, general and administrative
expenses	1,518,030	1,214,349	5,022,890	4,560,209

Income (loss) from operations	(349,630)	217,855	(1,060,504)	(468,695)

Other

Management compensation	(102,000)	(112,500)	(875,669)	(633,000)
Finance charge	(228,062)	-	(238,571)	-
Amortization expense	(20,359)	(20,904)	(60,073)	(58,192)
Debt increase (N ote 9)	-	-	(230,619)	-
Interest income	2,997	10,349	21,544	30,454
Interest expense:
Related parties	(6,795)	(2,861)	(17,482)	(10,291)
Other	(529,064)	(657,466)	(2,082,424)	(1,612,029)

Net loss	$(1,232,913)	$(565,527)	$(4,543,798)	$(2,751,753)

Net loss per common share:

Basic and diluted	$(0.02)	$(0.20)	$(0.15)	$(1.19)

W eighted average number of
common shares- outstanding -
basic and diluted	*50,360,008	2,882,091	30,812,792	2,319,400

* After giving retroactive effect to a 100 for 1 reverse stock split on September 4, 2007

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)
(Expressed in US Dollars)

				Common
				stock		Stock-
	Common stock		Deferred	to be	Accumulated	holders'
	Shares	Amount	compensation	issued	deficit	deficit
	*
Balances at January 1, 2007	9,359,963	$21,652,765	$(25,300)	$-	$(20,833,967)	$793,498
Issuance of common stock for services (Notes 6 and 7)	31,616,667	909,000				909,000
Stock compensation plans		-	11,300			11,300
Conversion of convertible notes
(net of finance fees $14,163) (Notes 5 and 6)	40,485,500	1,254,552				1,254,552
Stock redeemed (Notes 6 and 7)	(16,500,000)	(495,000)				(495,000)
Stock to be issued	(2,110,655)	(3,272)		3,272		-
Beneficial conversion (Note 5)		1,579,165				1,579,165
Warrants issued with convertible notes (Note 5)		70,835				70,835
Net loss					(4,543,798)	(4,543,798)
Balances at September 30, 2007	62,851,475	$24,968,045	$(14,000)	$3,272	$(25,377,765)	$(420,448)

* After giving retroactive effect to a 100 for 1 reverse stock split on September 4, 2007

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

	2007	2006

Net cash used in operating activities of continuing operations	$(1,549,704)	$(247,987)

Cash flows from (used) in investing activities:
Business acquisition	-	(1,821,316)
Proceeds on note receivable	278,407	49,827
Purchase of property and equipment	(25,764)	(4,344)
Acquisition of other assets	-	(9,600)

	252,643	(1,785,433)

Cash flows from financing activities
Net proceeds from notes payable, related parties	(90,000)	110,184
Proceeds from convertible notes	1,650,000	2,850,000
Payments on long term debt and notes payable	(26,028)	(834,892)
Proceeds from issuance of common stock and exercise
of options and warrants	-	18,214

Net cash provided by financing activities of continuing operations	1,533,972	2,143,506

Net increase in cash	236,911	110,086

Cash and cash equivalents, beginning of year	130,272	2,206

Cash and cash equivalents, September 30,	$367,183	$112,292

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

2.	Organization, principles of consolidation, going concern, results of operations and management’s plans (continued): Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created an accumulated deficit and working capital deficiencies of $25,377,765 and $485,465, respectively, as of September 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises and increasing collections of receivables from franchisees and developing the diagnostic imaging business.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the nine months ended September 30, 2007 and 2006, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

4.	Note receivable:

During the period, the Company entered into a new agreement on its note receivable. Under the agreement, the Company received $244,000 as a partial payment of the note. Furthermore, the borrower now has no obligation to make monthly payments, no interest will accrue and no royalty fees will be payable for the following 24 months. At the end of the 24 months the borrower has the option to pay the remaining balance discounted by $100,000. In the event the balance is not paid after 24 months, then the discount will not apply, interest will accrue and the obligation to make royalty payments will commence. The resulting discount is being amortized over the 24 month interest free period.

5.	Convertible notes:

Face value of notes	$5,865,923
Less: unamortized discount	(3,260,538)

$2,605,385

The Company entered into six Securities Purchase Agreements during the period ended September 30, 2007. Under the agreements, the Company agreed to sell a total of $1,650,000 in callable secured convertible notes due between January 19, 2010 and September 26, 2010 with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.57 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Attached to the notes, lenders received 600,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a seven-year term from the date of issuance with an exercise price of $0.10 per share.

As a result of the advances of the amount $1,650,000 on account of the convertible notes, a beneficial conversion in the amount of $1,579,165 has been deducted from the face value of the notes and is amortized over the three-year term of the notes as interest expense. The warrants are valued at $70,835 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility ranging from 226% to 254%; risk free interest of 4.75%; and expected term of 7 years.

During the period, $421,016 of the 2004 note (including interest in the amount of $60,949) was converted into 28,731,405 common shares. During the period, $847,699 of the 2006 note (including interest in the amount of $153,622) was converted into 11,754,095 common shares. Unamortized finance fees in the amount of $14,163 were deducted from the face value of the notes converted.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

6.	Stockholders’ equity: Preferred stock:

The Company has 1,000,000,000 shares of no par value preferred stock authorized. As of September 30, 2007, none were issued and outstanding.

Common stock:

On September 4, 2007, the Company’s articles of incorporation were amended to increase its authorized capital stock from 5,000,000,000 to 40,000,000,000 shares of common stock. In addition, the Company undergoes a one for one hundred reverse stock split. All shares and per share amounts presented herein have been adjusted retroactively to reflect the reverse stock split.

The Company has 40,000,000,000 shares of no par value common stock authorized. As of September 30, 2007, there were 62,851,475 shares issued and outstanding. The Company had 487,000 outstanding options, 1,409,213 outstanding warrants, 2,110,655 shares to be issued for conversion notice received before September 30, 2007 and a commitment to issue 16,500,000 shares to its chief executive officer and its president and chief financial officer (see Note 7).

Stock transactions:

During the period ended September 30, 2007, the Company issued 40,485,500 shares as a result of conversion of convertible notes (see Note 5).

During the period ended September 30, 2007, the Company issued 31,616,667 shares for services, valued at $909,000, which was equal to the market price on the date of issue.

During the period ended September 30, 2007, the Company redeemed 16,500,000 shares from its chief executive officer and its president and chief financial officer. The shares were valued at $495,000 and recorded as payable.

Stock Options:

During the period ended September 30, 2007, 35,450 options expired and 7,400 were cancelled.

7.	Related party transactions:

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000.

During the period ended September 30, 2007, the Company issued to its chief executive officer and its president and chief financial officer 16,500,000 shares (8,250,000 each) to bonuses of $39,152 that were included in accounts payable as at January 1, 2007 and $455,848 for signing personally several guaranty and pledge agreements since 2004 with respect to the convertible notes (see note 5). These shares were later cancelled and treated as treasury stock available for future issuance and been reissued after the period (see Note 10).

As of September 30, 2007, $476,410 included in accounts payable is due to the Company’s chief executive officer, president and chief financial officer and Britannia Law Firm as compensation expense and services rendered by Britannia Law Firm. Included in the accounts payable is the $495,000 that is to be repaid by the issuance of 16,500,000 shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(Expressed in US Dollars)

8.	Segment results:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance based on operating earnings of the respective business units.

During the nine months ended September 30, 2007 and 2006, the segment results are as follows:

	2007
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$403,850	$3,558,536	$-	$3,962,386

Segment operating income (loss)	62,774	87,185	(1,210,463)	(1,060,504)

	2006
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$583,100	$3,508,414	$-	$4,091,514

Segment operating income (loss)	264,022	242,442	(975,159)	(468,695)

9.	Debt increase:

In March 2007, the Company entered into an addendum to reduce the amount owed on the acquisition of Premier. Under the terms of the addendum, the Company agreed to pay a lump sum of $250,000 in April 2007. The payment was not made because of a shortage of working capital. The Company has renegotiated the addendum and restored the agreement to its original state. Accordingly, $230,619 has been expensed during the nine-month period ending September 30, 2007.

10.	Subsequent event:

In November 2007, the Company reissued 16,500,000 shares to its chief executive officer and president and chief financial officer of the Company as repayment (see Note 7).

After September 30, 2007, the Company issued 12,545,140 shares upon the conversion of $16,999 in 2004 note interest.

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

          In the fourth quarter of 2006, we entered into an agreement that has to date provided $2,560,000 from the sale of convertible notes to an investment group. Early in 2006, we entered into an agreement that provided $3,000,000 from the sale of convertible notes to an investment group. The proceeds were used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. In 2004 and 2005, we were provided $3,000,000 from the sale of convertible notes to this investment group, $1,200,000 in 2004 and $1,800,000 in 2005.

          As of November 7, 2007, the investment group has converted to stock $1,200,000 of the notes issued in 2004, $800,000 of the notes issued in 2005, and $694,077 of the notes issued in 2006. The aggregate outstanding principal amount of the remaining convertible notes was $5,865,923 as of that date. We believe without assurance that the investment group will continue to convert the rest of the notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. It is not likely that all of the remaining debt will be converted when the remaining convertible notes begin to come due December 31, 2008. We intend to refinance, extend or otherwise restructure this debt before it becomes due. In the event we are unable to do so, we may have to file for protection under the federal bankruptcy laws and we may be unable to continue in operation as a going concern.

          Initially, revenue improved with the advent of our diagnostic testing business to supplement our franchise business. However, it is likely that additional liquidity and capital resources will be necessary to defray our ongoing expenses that have risen significantly, while revenue decreased slightly in third the quarter and for the year to date.

          In 2005 we formed a joint venture with a diagnostic testing business and acquired the stock and customer base of another diagnostic testing business from the owners for $700,000 that we transferred to our joint venture. During the first quarter of 2006, we acquired all of the diagnostic testing business that is now operated as a wholly owned subsidiary. The acquisition has increased the number of employees by approximately 40. Since then our diagnostic testing business expanded again through acquisition of the customer base of two additional diagnostic testing businesses.

          In conjunction with the acquisition of the diagnostic testing business in the first quarter of 2006, we acquired manufacturing and marketing rights to a new diagnostic testing device that has FDA pre-marketing approval. Sales of the testing device have not contributed as expected to our revenue and profitability. Changes in Medicare and Medicaid pre-approval and reimbursement procedures have caused sales to decline in 2007. The Company is beginning to re-design its testing protocol in response to these changes in an effort to regain sales. During the latter half of 2006, the first period in which we had revenue from sales of our new device, there were more than sixty sales for revenue of $353,827. During the first nine months of 2007, there were twenty-eight sales for revenue of $160,545.

          We have forty-three franchised locations, a decrease of forty percent from last year as a result of the conclusion or our arrangement with Team WLP and the loss of its endorsement. One new location has been added in 2007.

          Effective December 31, 2004 we disposed of the former Company-owned chiropractic clinics in Louisiana. Under deferred payment terms of a note issued by the purchaser, we received $244,000 in 2007 and $358,438 will be due in 2009.

          Our plan of operation for the remainder of fiscal 2007 is as follows:

          To make an effort at establishing positive momentum in the diagnostic testing business that has generated a positive, although declining, cash flow since we acquired it; and,

          To obtain additional debt and equity financing to fund our working capital deficiency.

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

Financial condition at September 30, 2006 and 2007

          September 30, 2007. Stockholders’ deficit was $420,448 and we had a working capital deficiency of $485,465. Principal sources of liquidity in 2007 included net proceeds of $1,650,000 from the sale of convertible notes and $3,962,386 in revenue from operations.

          September 30, 2006. Stockholders’ equity was $618,367 and working capital deficiency was $2,425,428. Principal sources of liquidity in 2006 included the sale of $2,915,000 in convertible notes and $4,091,514 in revenue from operations.

Results of operation – Nine Months Ended September 30, 2006 and 2007

          Loss from operations increased to $1,060,504 in 2007 from $468,695 in 2006.

          Revenue decreased to $3,962,386 in 2007 from $4,091,514 in 2006. Revenue from the diagnostic testing business increased $50,122, more than offset by a $179,250 decline in revenue from franchised operations as a result of franchise terminations, and decreased collections from franchisees.

          Selling, general and administrative expenses increased to $5,022,890 in 2007 from $4,560,209 in 2006 mainly as a result of an increase in expenses related to the diagnostic testing business and investor relations expenses incurred in 2007. Other expenses also increased, including an increase in management compensation from $633,000 in 2006 to $875,669 in 2007 as a result of stock issued to management valued at $495,000.

          We also incurred interest expense of $2,099,906 mainly from the issuance of additional convertible notes and the conversion of convertible notes. This represents an increase from $1,622,320 in 2006. Giving effect to interest expense, overall net loss increased from $2,751,753 in 2006 to $4,543,798 in 2007.

Results of operation – Three Months Ended September 30, 2006 and 2007

          Loss from operations increased to $349,630 in 2007 from income of $217,855 in 2006 as a result of decreased revenue and increases in selling, general and administrative expenses.

          Revenue decreased to $1,168,400 in 2007 from $1,432,204 in 2006. A decrease in revenue from the diagnostic testing business of $281,300 accounted for most of the decrease.

          Selling, general and administrative expenses increased to $1,518,030 in 2007 from $1,214,349 in 2006. Other expenses also increased. Interest expense decreased from $660,327 to $535,859. Interest expense resulted mainly from the issuance of additional convertible notes and the conversion of convertible notes.

          Overall net loss increased from $565,527 in 2006 to $1,232,913 in 2007 as a result of the increase in loss from operations.

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

          The Company identified certain material weakness in the systems of internal controls as it relates to its subsidiary Premier Medical Group, Inc. The Company addressed those weaknesses and implemented changes in the second quarter of 2007 that are designed to strengthen the accounting and reporting controls, including designating a manager of the subsidiary with responsibility for gathering and communicating accounting information to our auditors’ head office in accordance with a specific timeline.

          There were no other changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Unregistered Securities and Use of Proceeds.

          During the third quarter of 2007, we sold $350,000 in principal amount of convertible notes and issued 16,967,891 shares to four investors upon the conversion of $97,320 in convertible notes pursuant to the 2006 and 2005 Securities Purchase Agreement described in Item 12. Certain Relationships and Related Transactions – Securities Purchase Agreements – 2006-2007 Securities Purchase Agreement and 2006 Securities Purchase Agreement of our Form 10-KSB for the fiscal year ended December 31, 2006. Since the end of the third quarter through November 7, 2007, we issued an additional12,545,140 shares to these four investors upon the conversion of an additional $16,999 in convertible notes.

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

Date: November 14, 2007
By: /s/ Michael J. Gelmon
Chief Executive Officer
(Principal executive officer)

Date: November 14, 2007
By: /s/ Cory H. Gelmon
President and Chief Financial Officer
(Principal financial officer)