Form 10-K
period 2007-12-31
BANYAN CORP /OR/
filed 2008-04-16
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ x ] No [ ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [x]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Check one: Large accelerated filer [ ] Accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,865,689 as of June 30, 2007.

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of April 2, 2008: 333,716,484

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 414(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

TABLE OF CONTENTS
(Omits inapplicable items)

      We want to provide you with more meaningful and useful information. This Annual Report on Form 10-K contains certain "forward-looking statements". These statements reflect our current expectations regarding our possible future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Wherever possible, we have tried to identify these forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1. Business.

      We are a holding company focused on investing in and building a network of subsidiaries engaged in diagnostic testing, the franchising and licensing of Chiropractic USA branded chiropractic clinics, providing practice development training and assistance to chiropractors, and offering franchise support and related services to our franchisees and licensees. We were incorporated in Oregon in 1978. We currently have twenty full time employees, including two in management, fifteen in diagnostic testing, two in franchise sales and support operations, and one in administration.

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

     Premier Medical Group sets up blocks of patient testing appointments and then arranges for one of its certified neurological technicians to bring test equipment to the doctors’ offices and perform the scheduled tests. The business, which is based in Boca Raton, Florida, has fifteen employees servicing an estimated 300 active customers. Premier Medical Group performed approximately 6,235 tests in 2007. The number of tests declined approximately 20% in 2007. The decline was primarily attributable to changes in coverage and reimbursement policies for NCV testing. We expect that the number of tests will decline in 2008 as a result of a restructuring of Premier designed to make it profitable. See – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     A significant advance in our NCV testing business occurred in February 2006, when we purchased substantially all of the outstanding equity securities of the constituent entities of Premier Medical Group’s testing business, Premier Medical Group, Inc., Premier Imaging, LLC and Premier Health Services, LLC from Dr. Brad Goldstein (“Dr. Goldstein”) their founder, owner and operator. As a result of the acquisition, all of the assets and liabilities of the business have been transferred to us. See Certain Relationships and Related Transactions and Director Independence – Premier Acquisition. The source of funds for the acquisition was the securities purchase agreement described herein in Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements – 2006 Securities Purchase Agreement.

     Virtual Medical Systems. Virtual Medical Systems is our subsidiary that manufactures and markets the VT3000, a nerve testing system originally developed by Premier Health Services. The Food and Drug Administration granted marketing approval for the VT3000 on October 27, 2005. We manufacture the system through a third party, Scientific Imaging Inc., located in Atlanta, Georgia, under a supply contract, and market it to physicians and chiropractors through a three person sales force that is part of Premier Medical Group. In 2007 we sold 32 systems in addition to the 60 systems we sold in 2006. We do not maintain an inventory of systems.

     The VT3000 is a point-of-service solution for the diagnosis of neuropathies, which are diseases of the peripheral nerves and parts of the spine, as well as nerve irritation and other damage to the nervous system of a patient. With the VT3000 doctors and chiropractors can conveniently perform a comprehensive series of nerve tests, including NCV tests and F-wave/H-reflex tests, while the patient is in the office, and have results from the tests within twenty-four hours. The VT3000 allows optional live viewing and physician interaction at a remote location by video feed through its digital camera, Internet connectivity and on-line chat features. This permits real time, on demand supervision and analysis of the tests by a board certified neurologist, physiatrist or other qualified physician and nationally registered technicians as needed. We believe that the VT3000 and adoption of our new protocol should result in accurate diagnoses, improved testing efficiency, increased testing, and greater revenue and profitability for our customers.

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

      We expect to encounter substantial competition from an automated testing system developed by Neurometrix, Inc. that has reportedly been used on more than 1,000,000 patients during the past few years and is currently used by more than 5,500 active customers. Neurometrix reported $44 million in revenue for fiscal 2007. We also expect to encounter indirect competition with manufacturers of traditional testing systems who typically market their equipment to neurologists, including Viasys Healthcare Inc., Cadwell Laboratories, Inc., and Xltec, Inc. Other companies not presently in the market may decide to enter our market.

     All of the companies mentioned have extensive experience in the design, development, manufacture and marketing of nerve conduction study systems and possess financial, technological and human resources far greater than ours. In consideration of this and of barriers to entry into the market created by government regulation and the medical community’s preference for established systems, these companies have a competitive advantage over us.

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

     Proposed changes by the American Medical Association that may be effective in 2009 would limit or eliminate reimbursement from government programs by eliminating any specified reimbursement values for NCV testing on the physician reimbursement schedule. This might also have a material adverse effect on reimbursement by other third party payers that use the reimbursement values as a reference.

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

      Management believes these factors have created a unique and significant business opportunity: to establish the first national brand in the burgeoning chiropractic market and to provide ancillary services to chiropractors. Chiropractic USA was formed to develop Chiropractic USA brand chiropractic clinics throughout North America under the Chiropractic USA trademark and uniform operating systems and practices.

      We have embarked on two main development strategies: offering licenses that permit the use of our brand and provide practice development and training assistance to chiropractors and direct marketing of franchises.

     We have begun to offer licenses to chiropractors as an alternative to franchises since the fourth quarter of 2007. Under our license agreement, an established practice, new practice or recently graduated chiropractor, for a monthly fee, acquires the right to use the Chiropractic USA brand under our guidelines and receives practice development and training assistance for less than the cost of a franchise. As of the date hereof, we have entered into license agreements with nineteen chiropractors. Effective March 10, 2008, we entered into an agreement with Chiropractic Coaching, Inc., a corporation owned and controlled by one of our area developers, to market our licenses and provide practice and development training and assistance on a turnkey basis to licensees. Under the agreement, we retain a percentage of our licensing revenue and Chiropractic Coaching the majority of it.

     We developed our network of franchised clinics through conversion of established practices to franchised Chiropractic USA brand clinic locations and franchising new practitioners. Established practices that convert receive a corporate identity – logos, banners, name recognition, marketing capability, a uniform operating and business format, practice development services, and other services available through us. These conversions established a basis for our operations and enabled us to build up our brand. We have also been marketing to new practitioners and recently graduated chiropractic students. As additional services to new practitioners, we offer site selection consultation, lease negotiation, practice design and other services.

     We have franchise agreements covering fifty-five locations. Our franchise agreements provide for payment of percentage royalties, contribution to an advertising fund, and charges for additional services selected by the franchisee. Some franchise agreements cover more than one location.

     The present number of franchised locations reflects a decrease of approximately fifty percent. This was the result of the conclusion of our contract under which Team WLP and C.J. Mertz endorsed our franchise and had franchise support and training responsibilities to our franchisees. We depended on the endorsement of Team WLP for overall franchise expansion. At the conclusion of our business relationship on July 31, 2006, we lost the endorsement. We successfully reconstituted our franchise support. On October 2, 2006, we entered into a new three-year contract to employ a new company owned by one of our area developers, to oversee CUSA’s marketing and operations, and to develop, implement and conduct CUSA’s training. Although we have successfully recruited six new franchisees, our revenue from franchise operations has declined substantially from its peak. We have encountered reduced royalty collections from the failure of certain franchisees to honor their franchise agreements. In 2007 we received litigation settlements from two former franchisees and we are in legal proceedings to collect royalties with three former franchisees.

     In the middle of 2003, we completed development of our uniform franchise offering materials and began the rollout of our franchising program through direct marketing to existing practitioners and chiropractic students.

In order to continue marketing franchises under the rules of the Federal Trade Commission rules, it will be necessary for us to revise and update our franchise offering related materials. We have not begun this revision and do not have any timetable for completion.

      We recruit area developers to increase the number of franchises and licenses within an exclusive territory. An area developer receives a portion of the percentage royalty we collect from the territory or, if the area developer is also a franchisee, an offset equal to their portion against their franchise fees. Since 2004, we have entered into fourteen area representative agreements covering twenty-four states. Eight of these area developers have recruited one or more active franchisees or licensees.

Item 1A. Risk Factors.

     Not applicable.

Item 1B. Unresolved Staff Comments.

     Not applicable.

Item 2. Property.

     We have a trademark registered with the United States Patent and Trademark Office for the Chiropractic USA logo.

     We sublease our executive offices in Beverly Hills for a monthly rental of $100 plus expenses.

     We sublease additional executive offices in Calgary, Alberta for a monthly rental of $4,160 under a lease expiring April 30, 2011.

     For Premier Medical Group and Virtual Medical Systems, we lease 3,000 square feet in Boca Raton, Florida at a monthly cost of $7,200 under a lease expiring June 30, 2008.

Item 3. Legal Proceedings.

     On September 23, 2005, the Supreme Court of Alabama reversed dismissal of a case originally filed against us on January 8, 2004, in Mobile County, Alabama, by a former employee of a former subsidiary, Bruce Leithead. The complaint seeks money damages for breach of an alleged employment contract to issue 4,000 shares of common stock to the employee on termination and for his inability to exercise 4,000 options. We deny any liability and continue to vigorously defend this suit.

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

     On December 5, 2005, Lloyd Parrish, a former director, and his wife, Carol Parrish, filed suit in the District Court for El Paso County, Colorado. The complaint sought money damages for failure to pay in full certain promissory notes in the aggregate principal amount of $86,588, plus accrued interest and costs, including attorney fees. On January 22, 2007, this case was also dismissed pursuant to the Settlement Agreement.

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

     We are a respondent in a proceeding captioned Hand v. Chiropractic USA, Inc. pending in the United States District Court for the Northern District of Texas, that has been ordered to arbitration. The plaintiff, a franchisee, seeks a declaratory judgment to terminate his franchise agreement and damages for fraud, breach of contract, failure to disclose franchise requirements, deceptive trade practices, exemplary damages and attorney’s fees. We do not know of any false or misleading statement to the franchisee or breach of contract. We are vigorously defending this proceeding and pursuing our claims against the plaintiff for breach of contract and any unpaid franchise fees.

     We are a defendant in a proceeding captioned Golden v. Chiropractic USA, Inc. served on December 6, 2007 pending in the Circuit Court of the Sixth Judicial District of the Sate of Florida. The plaintiff, a franchisee seeks unspecified damages for fraud in the inducement in connection with a franchise agreement. We originally instituted this action in arbitration against the franchisee for breach of the franchise agreement and any unpaid franchise fees. The proceeding was removed to the state court. We do not know of any false or misleading statement to the franchisee or breach of contract and are vigorously defending this suit. We are pursuing our claim against the franchisee for breach of contract and any unpaid franchise fees.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Our Common Stock is traded on the National Association of Securities Dealers, Inc. (the “NASD”) OTC Bulletin Board under the symbol "BANY”. The following are the high and low bid prices for each quarter within the last two fiscal years and the current fiscal year to date:

Year	Quarter	Bid Price
		High	Low
2008	First Second (through April 7, 2008)	$.0026 $.0007	$.0002 $0.0003
2007	First Second Third * Fourth	$.4700 $.1400 $.0400 $.0074	$.1000 $.0300 $.0030 $.0007
2006	First Second Third Fourth	$.24 $.28 $.12 $.045	$.10 $.04 $.02 $.005

      * The stock was reverse split one for one hundred effective September 5, 2007.

As of the date hereof, there were approximately 550 record holders of our Common Stock. This does not reflect an estimated 1,800 shareholders that hold their shares in street name.

      No dividends were declared since December 31, 2005. We presently intend to retain our earnings to fund development of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of common stock are entitled to receive such dividends as may be declared by our board of directors. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities authorized for issuance under equity compensation plans.

      The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending December 31, 2007. The disclosure refers to options or warrants under our 2004 Human Resources Incentive Plan unless otherwise specifically stated.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	486,000	$1.58	9,514,000
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	486,000	$1.58	9,514,000

Please refer to Item 11. Executive Compensation – Equity Compensation Plan Information for additional information regarding securities authorized for issuance under our 2004 Human Resources Incentive Plan.

Recent Sales of Unregistered Securities

     2005. We issued an aggregate of 23,000 shares to three management and marketing consultants for services rendered and to be rendered in 2005, valued at $22 per share. We sold 6,000 shares for $60,000 to area developers and franchisees, and we sold 50,000 shares for $5,000 to an investor. We issued an aggregate of 12,777 shares to seven consultants for services rendered valued at $139,717, an average of $11 per share. We sold 3,400 shares for $34,000, an average of $10 per share to three franchisees and area developers. We sold to one investor

1,000 shares at $10 per share. In addition, we issued 3,000 shares upon the exercise of options under our 2004 Human Resources Incentive Plan for services rendered valued at the $14 per share exercise price. We issued 24,547 shares to partially settle threatened legal proceedings. On July 13, 2005, the Company issued 10,000 shares for software development services under software consulting agreement for which an $85,000 account payable was recorded at June 30, 2005 and 3,500 shares for legal consulting services. On August 12, 2005, an additional 2,500 shares were given under the software consulting agreement and an additional 5,000 shares were given for legal consulting services to adjust for a decline in the market price of the shares. These shares were registered under the Securities Act of 1933 on August 25, 2005. On September 13, 2005, we issued 20,000 shares for services valued at $80,000 under the consulting agreement. We sold an aggregate of 31,833 shares: 7,500 shares to four consultants for services rendered valued at $23,250, an average of $3 per share; and 24,333 shares for $49,000, an average of $2 per share to three franchisees and an area developer. We issued 30,000 shares for legal consulting services. The shares were registered under the Securities Act of 1933 on December 16, 2005. We sold additional convertible notes and warrants to certain purchasers. See Certain Relationships and Related Transactions – Securities Purchase Agreements – 2004 Securities Purchase Agreement.

     2006. We issued 22,000 shares to two investors upon conversion of $110,000 in outstanding convertible notes. We issued 142,857 shares in connection with the business acquisition described in Certain Relationships and Related Transactions – Premier Acquisition and 10,000 shares as compensation to our former Chief Operating Officer. See Management – Executive Compensation – Employment and Other Compensation-Related Agreements with Management. We issued 12,333 shares to two investors to adjust the subscription price to reflect a decline in market price of the shares. We issued 26,542 shares to four individuals for services rendered valued at an aggregate of $26,543 or $1 per share. We issued 2,500 shares to an investor for $10,000 that we received in December 2003. In addition, we granted 1,000 options exercisable at $1 per share to an individual pursuant to a consulting agreement for services to be rendered. We sold additional convertible notes and warrants to certain purchasers in the transactions described in Certain Relationships and Related Transactions – Securities Purchase Agreements – 2006-2007 Securities Purchase Agreement and 2006 Securities Purchase Agreement.

     2007. We issued 16,500 shares to management for services rendered valued at an aggregate of $495,000 or $0.31 per share. See Management – Executive Compensation – Employment and Other Compensation-Related Agreements with Management. We sold additional convertible notes and warrants to certain purchasers in the transactions described in Certain Relationships and Related Transactions – Securities Purchase Agreements – 2006-2007 Securities Purchase Agreement and 2006 Securities Purchase Agreement.

     Basis of exemption from registration. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sales of shares to investors, the sale of the convertible notes and warrants and the issues to pay debt and for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions, except that in connection with certain sales totaling 18,340 shares to sixteen investors for $184,805 in cash, we do not have reasonable grounds to believe that the investors were actually accredited. No claims are pending or have been asserted with respect to any of these sales.

Item 6. Selected Financial Data.

     Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation for 2008

     Our operating activities have not yet generated a positive cash flow. We do not expect that they will generate a positive cash flow by the end of 2008. Decreases in revenues are not being offset by decreases in expenses. We will require $500,000 or more of additional financing from external sources in 2008 in order to be able to continue in operation as a going concern. We have not identified any sources for these funds. There can be no assurance that we can attract financing to fulfill our requirements.

      In the fourth quarter of 2004, we entered into a series of agreement that has to date provided $8,560,000 from the sale of convertible notes to an investment group, including $1,650,000 in 2007. The proceeds were used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. We do not expect this investment group to provide additional financing.

     As of March 31, 2008, the investment group has converted to stock $1,200,000 of the notes issued in 2004, $1,740,561 of the notes issued in 2005, and $137,647 of the notes issued in 2006. The aggregate outstanding principal amount of the remaining convertible notes was $6,167,448 as of that date. We believe without assurance that the investment group will continue to convert the notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. It is not likely that all of the remaining debt will be converted when the remaining convertible notes begin to come due December 31, 2008. We intend to refinance, extend or otherwise restructure this debt before it becomes due. In the event we are unable to do so, we may have to file for protection under the federal bankruptcy laws and we may be unable to continue in operation as a going concern.

     During the first quarter of 2006, we acquired all of the diagnostic testing business that is now operated as a wholly owned subsidiary. To date, we have paid $3,220,000 for this acquisition, including $2,000,000 at the closing, and $1,220,000 in deferred payments. The acquisition increased the number of employees by approximately 45. Revenue from the diagnostic testing business declined approximately six percent as a result of fewer tests and lower sales of our diagnostic testing device.

     At the beginning of 2008, we implemented a force reduction to one-third of former levels in the diagnostic testing business so the business could become profitable and defray our corporate expenses. We also restructured our payout to the doctor from whom we acquired the business and his compensation. See Item 13. “Certain Relationships and Related Transactions and Director Independence – Premier Acquisition.”

     In conjunction with the acquisition of the diagnostic testing business in the first quarter of 2006, we acquired manufacturing and marketing rights to a new diagnostic testing device that has FDA pre-marketing approval. Sales of the testing device have not contributed as expected to our revenue and profitability, and declined to $184,188 in 2007 from $353,827 in 2006. The Company re-designed its testing protocol in response to changes in reimbursement procedures in an effort to regain sales.

     Revenue from chiropractic franchising and licensing has declined approximately 30% from its peak, and in 2007 was 25% less than in 2006. In the fourth quarter of 2007 we began to offer licenses to complement franchising as a revenue source. We have entered into license agreements for nineteen locations. We lost approximately half of our franchised locations at the conclusion or our arrangement with Team WLP and the loss of its endorsement. We have since gained six new franchised locations, and now have a total of fifty-five.

     Effective December 31, 2004 we disposed of former Company-owned chiropractic clinics in Louisiana. Under deferred payment terms of a note issued by the purchaser, we received $244,000 in 2007 and $358,438 will be due in 2009.

Our plan of operation for the remainder of fiscal 2008 is as follows:

To make an effort at establishing positive momentum in the diagnostic testing business;

To aggressively market our new licenses;

To revise and update our franchise offering materials and offer franchises; and,

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

Financial condition at December 31, 2006 and 2007

     2007. Stockholders’ deficit was $15,509 and we had a working capital deficiency of $99,822. Principal sources of liquidity in 2007 included net proceeds of $1,650,000 from the sale of convertible notes and $5,105,535 in revenue from operations.

     2006. Stockholders’ equity was $793,498 and working capital deficiency was $162,759. Principal sources of liquidity in 2006 included the sale of $3,845,000 in convertible notes and $5,801,419 in revenue from operations.

Results of operations – Year Ended December 31, 2006 and 2007

     Loss from operations more than doubled to $1,593,882 in 2007 from $796,021 in 2006.

     Revenue decreased to $5,003,690 in 2007 from $5,490,997 in 2006. Revenue from the diagnostic testing business decreased $263,119 as a result of fewer tests and a decline in sales of our diagnostic testing system. Revenue from franchised operations decreased $184.188 as a result of franchise terminations, and decreased collections from franchisees.

     Selling, general and administrative expenses increased to $6,597,572 in 2007 from $6,247,018 in 2006 mainly as a result of an increase in expenses related to the diagnostic testing business and investor relations expenses incurred in 2007. Other expenses also increased, including an increase in management compensation from $747,304 in 2006 to $950,593 in 2007 as a result of stock issued to management valued at $495,000.

     We also incurred interest expense of $2,267,864 mainly from the issuance of additional convertible notes and the conversion of convertible notes. This represents an increase from $2,199,078 in 2006. Giving effect to interest expense, overall net loss increased from $4,083,102 in 2006 to $5,483,021 in 2007.

Results of operations – Years Ended December 31, 2005 and 2006

     Loss from operations decreased from $1,021,631 in 2005 to $796,021 in 2006. Revenue increased to $5,450,997 in 2006 from $1,090,790 in 2005. The diagnostic testing business produced $4,453,181 of the increase. Revenue from franchised operations decreased to $779,288 in 2006 from $872,262 in 2005 as a result of franchise terminations. Selling, general and administrative expenses increased to $6,247,018 in 2006 from $2,008,466 in 2005 as a result of an increase in the number of employees due to the acquisition of the diagnostic testing business and increased legal and accounting fees resulting from the acquisition. Management compensation increased from $462,000 in 2005 to 747,304 in 2006 as a result of an increase in management fees and the addition of one new executive officer. Stock compensation decreased from $997,211 in 2005 to $553,041in 2006. We also incurred interest expense of $2,199,078 mainly from the conversion of convertible notes. Giving effect to interest expense, overall net loss decreased from $4,645,817 in 2005 to $4,083,102 in 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

BANYAN CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
(Amounts expressed in US Dollars)

Schwartz Levitsky Feldman llp
C H A R T E R E D A C C O U N T A N T S
L I C E N S E D P U B L I C A C C O U N T A N T S
T O R O N T O · M O N T R E A L

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Banyan Corporation

We have audited the accompanying consolidated balance sheets of Banyan Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banyan Corporation as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in accordance with generally accepted accounting principles in the United States of America.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

Toronto, Ontario, Canada April 14, 2008	Chartered Accountants Licensed Public Accountants

BANYAN CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$52,861	$130,272
Accounts receivable	1,795,264	1,897,109
Prepaid expenses (Note 15)	139,027	124,155
Current portion of note receivable (Note 5)	-	69,682

Total current assets	1,987,152	2,221,218

Note receivable (Note 5)	437,327	667,162
Property and equipment (Note 6)	56,600	88,920
Intangible Asset - customer list (Note 4)	163,870	339,167
Deferred finance fees (Note 11)	21,518	75,044
Goodwill (Note 4)	1,821,495	1,821,495
Other assets, net	14,963	18,764

	$4,502,925	$5,231,770

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities (Note 15)	$445,161	$666,842
Accrued interest	96,602	387,148
Other liabilities (Note 16)	217,237	199,300
Debt settlement (Note 10)	100,000	160,000
Current portion of convertible note (Note 11)	75,621	-
Current portion of obligations under capital lease (Note 12)	11,203	21,690
Notes payable (Note 13)
Related parties	1,006,150	803,997
Others	135,000	145,000

Total current liabilities	2,086,974	2,383,977

Convertible note (Note 11)	2,396,437	1,997,677
Obligations under capital lease (Note 12)	35,023	56,618

	4,518,434	4,438,272
Going concern (Note 1)
Commitments and contingencies (Notes 7, 8, 10, 12, 13, 15, 16 and 19)
Related party transactions (Note 15)

Stockholders' equity (deficit) (Notes 4, 11, 14, 15 and 19)
Preferred stock; no par value; 1,000,000,000 shares authorized, none	-	-
issued and outstanding
Common stock; no par value; 40,000,000,000 shares authorized;
218,140,084 (2006 - 9,359,963) shares issued and outstanding	17,719,684	15,396,737
Additional paid-in capital	8,591,774	6,256,028
Deferred compensation costs	(12,000)	(25,300)
Common stock to be issued; 6,735,200 (2006 - Nil) shares	2,021	-
Accumulated deficit	(26,316,988)	(20,833,967)

Total stockholders' equity (deficit)	(15,509)	793,498

	$4,502,925	$5,231,770

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

	2007	2006

Revenue from franchised clinics	$595,100	$779,288
Revenue from diagnostic business	4,408,590	4,671,709

	5,003,690	5,450,997

Selling, general and administrative expenses	6,597,572	6,247,018

Loss from operations	(1,593,882)	(796,021)

Other expense

Management compensation	(950,593)	(747,304)
Finance charge	(240,571)	(30,351)
Amortization expense	(209,549)	(354,456)
Debt increase (Note 4)	(230,619)	-
Loss on disposal of assets	(11,609)	-
Interest income	21,666	44,108
Interest expense:
Related parties	(21,369)	(12,647)
Other	(2,246,495)	(2,186,431)

Net loss	$(5,483,021)	$(4,083,102)

Net loss per common share:

Basic and diluted	$(0.10)	$(1.27)

Weighted average number of common
shares- outstanding - basic and diluted	* 53,060,939	* 3,203,914

* After giving retroactive effect to a 100 for 1 reverse stock split on September 4, 2007

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

					Common
					stock		Stock-
	Common stock		Additional	Deferred	to be	Accumulated	holders'
	Shares	Amount	paid-in capital	compensation	issued	deficit	equity (deficit)
	*
Balances at January 1, 2006	1,598,723	$13,729,553	$2,346,028	$(108,479)	$82,250	$(16,750,865)	$(701,513)
Issuance of common stock for services
(Note 14)	492,587	272,983					272,983
Stock compensation plans (Note 14)		346,980		(25,300)			321,680
Issuance of common stock for acquisition
of Premier Medical (Notes 4 and 14)	142,857	142,857					142,857
Conversion of convertible notes (net of finance
fees of $10,257) (Notes 11 and 14)	6,672,174	715,035					715,035
Stock subscribed issued during the year	32,834	82,250			(82,250)		-
Exercise of options for services (Note 14)	130,000	78,000					78,000
Exercise of warrants for cash (Note 14)	290,788	29,079					29,079
Amortization of deferred compensation				108,479			108,479
Beneficial conversion (Note 11)			3,494,226				3,494,226
Warrants issued with convertible notes (Note 11)			415,774				415,774
Net loss						(4,083,102)	(4,083,102)
Balances at December 31, 2006	9,359,963	15,396,737	6,256,028	(25,300)	-	(20,833,967)	793,498
Issuance of common stock for services
(Note 14)	116,616,667	1,032,500					1,032,500
Stock compensation plans (Note 14)		-		13,300			13,300
Conversion of convertible notes (net of finance
fees of $14,163) (Notes 11 and 14)	98,898,654	1,292,468					1,292,468
Stock to be issued	(6,735,200)	(2,021)			2,021		-
Beneficial conversion (Note 11)			2,264,911				2,264,911
Warrants issued with convertible notes (Note 11)			70,835				70,835
Net loss						(5,483,021)	(5,483,021)
Balances at December 31, 2007	218,140,084	$17,719,684	$8,591,774	$(12,000)	$2,021	$(26,316,988)	$(15,509)

* After giving retroactive effect to a 100 for 1 reverse stock split on September 4, 2007

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

	2007	2006

Cash flows from operating activities
Net loss	$(5,483,021)	$(4,083,102)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock and options issued for services	993,348	564,762
Amortization of deferred compensation	13,300	108,479
Amortization of assets	270,022	491,194
Loss on disposal of assets	11,609	-
Amortization of beneficial conversion	1,894,502	1,578,642
Foreign exchange on note payable	28,360	3,910
Increase on note payable	318,793	-
Changes in assets and liabilities from continuing operations:
Accounts receivable	101,845	366,021
Prepaid expense	(14,872)	(65,766)
Other assets	(1,466)	-
Accounts payable, accrued expenses and debt settlement	57,119	199,178

Net cash used in operating activities	(1,810,461)	(836,682)

Cash flows from investing activities:
Proceeds on note receivable	278,407	62,680
Business acquisition (Note 4)	-	(1,818,832)
Purchase of property and equipment	(25,764)	(1,082)
Acquisition of other assets	-	(9,600)

Net cash provided (used) in investing activities	252,643	(1,766,834)

Cash flows from financing activities
Net procceds from notes payable, related parties	(140,000)	57,009
Proceeds from convertible notes	1,650,000	3,845,000
Payments on long term debt and notes payable	(29,593)	(1,199,506)
Proceeds from issuance of common stock and exercise
of options and warrants	-	29,079

Net cash provided by financing activities	1,480,407	2,731,582

Net (decrease) increase in cash and cash equivalents	(77,411)	128,066

Cash and cash equivalents, beginning of year	130,272	2,206

Cash and cash equivalents, end of year	$52,861	$130,272

(continued)

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

	2007	2006
Supplemental disclosures of cash flow information:

Cash paid for interest	$10,582	$12,735

Supplemental disclosure of net proceeds from
long term debt:

Convertible note
Convertible note, issued	$1,650,000	$3,910,000
Finance fees capitalized	-	(65,000)

	$1,650,000	$3,845,000

Supplemental disclosure of non-cash investing and
financing activities:

Obligation under capital leases
Capital leases	$-	$99,654
Property and equipment acquired	-	(80,654)
Prepaid expense included in obligation	-	(19,000)

	$-	$-

Property and equipment transferred in lieu of payment
of note payable and reduction of obligation under
capital leases	$12,489	$75,300

Supplemental disclosure of changes in accounts
payable, accrued expenses and debt settlement:

Change in accounts payable, accrued expenses and debt
settlement per balance sheet	$(554,290)	$164,671
Non-cash items affecting accounts payable, accrued
expenses and debt settlement:
Notes payable transferred to settlement of debt	-	(33,840)
Business acquisition	-	(116,529)
Shares issued in lieu of payment of accounts payable	39,152	68,513
Interest on convertible notes converted into shares and
convertible notes	572,257	116,363

	$57,119	$199,178

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

1.	Organization, principles of consolidation, restatement, going concern, results of operations and management’s plans: Organization and principles of consolidation:

Banyan Corporation (the “Company”), an Oregon corporation, was incorporated on June 13, 1978. The Company operates in two segments of the health care industry: diagnostic imaging and provide practice development and training assistance to chiropractors and direct marketing of franchises of our brand Chiropractic USA and offering licenses that permit the use of our brand. All clinics are operated by independent entrepreneurs under the terms of franchise arrangements (franchisees) or license agreements.

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

Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created an accumulated deficit and working capital deficiencies of $26,316,988 and $99,822, respectively, as at December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises, and increasing collections of receivables from franchisees, developing the diagnostic imaging business.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

2.	Summary of significant accounting policies: Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates used in the Company’s financial statements include accounts receivable and allowance for doubtful accounts, valuations of intangible assets and goodwill, valuation of beneficial conversion on convertible note, valuations of options and warrants, and the valuation allowance on the deferred tax assets. Actual results could differ from those estimates.

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

Goodwill

Goodwill, arising from the acquisition of Premier Medical Group, Inc., represents the purchase price in excess of the fair value of assets acquired. The Company follows the Statement of Financial and Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets to record goodwill. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. The Company performed a goodwill impairment test in the fourth quarter of 2007 and determined that there was no goodwill impairment as of that testing date. A goodwill impairment test will be performed annually in the fourth quarter or upon significant changes in the Company’s business environment.

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

Comprehensive income:

SFAS No. 130, Reporting Comprehensive Income, establishes accounting and reporting requirements for comprehensive income. During the years ended December 31, 2007 and 2006, there are no differences between comprehensive loss and net loss as reported.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

2.	Summary of significant accounting policies (continued):

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

Intangibles and impairment of long-lived assets:

Intangible asset, which is comprised of a customer list (see Note 4), is amortized in a straight-line basis over ten years. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performed the impairment test in the fourth quarter of 2006 and 2007 and determined that long-lived assets were impaired as of that testing date. As a result, the Company recorded an impairment loss of $135,000 for the year ended December 31, 2007 (2006 - $250,000).

Advertising:

Advertising costs are expensed as incurred. For the years ended December 31, 2007 and 2006, advertising costs were approximately $100,000 and $150,000, respectively.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the years ended December 31, 2007 and 2006, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

Stock-based compensation:

The Company applies SFAS No. 123R, Shares-Based Payment. SFAS No. 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period).

Business segments:

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management. During 2007 and 2006, the Company operated in two business segments: franchising chiropractic clinics and diagnostic services. (See Note 18)

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

2.	Summary of significant accounting policies (continued): Recently issued accounting pronouncements:

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ending December 31, 2007. SFAS No. 155 did not have an impact on the financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ending December 31, 2007. SFAS No. 156 did not have an impact on the financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

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
DECEMBER 31, 2007 AND 2006
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

In December 2007, the FASB revised SFAS No. 141, Business Combinations. SFAS No. 141 (revised 2007) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141 (revised 2007) is effective to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, an entity may not apply it before that date. As such, the Company is required to adopt these provisions during the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 141 (revised 2007) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements –an amendment of ARB No.51. SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, earlier adoption is prohibited. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

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

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

4.	Business acquisitions:

On February 10, 2006, the Company purchased substantially all of the outstanding equity securities of the constituent entities of a diagnostic imaging business, Premier Medical Group, Inc., Atlas Medical Group, Comprehensive Medical, Neurological Medical Associates of N.J, LLC, Neurological Consultants, LLC, Neurological Services, Inc., Optimal Medical Group, LLC, Premier Health Services, LLC, Premier Imaging, LLC, Premier Professional Services, LLC, Providers Medical Group, LLC, Prism Diagnostics, Inc., West Center Medical Group, Inc., Premier SD, LLC and Premier Integra Services, LLC (hereinafter collectively referred to as “Premier”) from Dr. Brad Goldstein (“Dr. Goldstein”) the founder, owner and operator of Premier. As a result of the purchase, all of the assets and liabilities of the business have been transferred to the Company. The Company completed the acquisition of Premier pursuant to a Stock Purchase Agreement with Dr. Goldstein. Under the agreement, the Company paid Dr. Goldstein $2,000,000 in cash at closing plus 142,857 shares of common stock valued at $142,857. The Company also agreed to pay Dr. Goldstein an additional $100,000 and an amount equal to the pre-closing accounts receivable that are actually collected, estimated at $1,789,381, once Premier’s cash flow permits these additional payments to be made. Dr. Goldstein entered a new one-year employment agreement with Premier effective February 10, 2006 for an annual salary of $200,000. In March 2007, the Company entered into an addendum to reduce the amount owed on the acquisition of Premier. Under the terms of the addendum, the Company agreed to pay a lump sum of $250,000 in April 2007. The payment was not made because of a shortage of working capital. The Company has renegotiated the addendum and restored the agreement to its original state. Accordingly, $230,619 has been expensed during year.

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

$4,032,238

Had the acquisition of Premier Medical Group, Inc. taken into effect on January 1, 2006, the Company’s results for the year would have been changed to the pro forma amounts indicated below:

2006
Total revenue	$6,350,592
Net loss	$(4,117,434)
Basic and diluted loss per share, pro forma	$(0.01)

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

4.	Business acquisitions (continued):

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

The net book value of the customer list is as follow:	2007	2006
Customer list purchased	$700,000	$700,000
Less: accumulated amortization	(151,130)	(110,833)
Less: impairment loss (Note 2)	(385,000)	(250,000)

	$163,870	$339,167

Amortization expense for each of the five years ended after December 31, 2007 is expected to be $22,095.

5.	Note receivable:

During the year, the Company entered into a new agreement on its note receivable. Under the agreement, the Company received $244,000 as a partial payment of the note. Furthermore, the borrower now has no obligation to make monthly payments, no interest will accrue and no royalty fees will be payable for the following 24 months. At the end of the 24 months the borrower has the option to pay the remaining balance discounted by $100,000. In the event the balance is not paid after 24 months, then the discount will not apply, interest will accrue and the obligation to make royalty payments will commence. The resulting discount is being amortized over the 24 month interest free period.

6.	Property and equipment:

Property and equipment, which are stated at cost, at December 31, 2007 and 2006, consists of the following:

	2007	2006

Computer software	$13,362	$13,362
Office furniture and fixtures	23,065	23,065
Computer and testing equipment	141,332	115,568
Transportation equipment	6,164	6,164
Leased assets	43,000	80,654
	226,923	238,813

Less accumulated amortization	(147,963)	(133,762)
Less accumulated amortization on leased assets	(22,360)	(16,131)
	$56,600	$88,920

Amortization expenses on leased assets of $19,784 (2006 - $16,131) have been included in amortization expense.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

7.	Franchise Operations:

As of December 31, 2007, CUSA has entered into approximately forty-five franchise agreements covering forty-five locations. Franchise agreements are for ten-year terms. The franchise agreements provide for payment of percentage royalties, contribution to a national advertising fund, and charges for additional services selected by the franchisee. New practitioners pay a franchise fee in addition to these charges. Some franchise agreements cover more than one location.

As of December 31, 2007, CUSA has entered into fifteen area developer agreements. Area developer agreements are for five-year terms. An area developer is responsible for developing a number of additional CUSA franchised locations within an exclusive territory. Area developers are paid a percentage of the royalties collected in the territory. An area developer typically enters into one or more franchise agreements.

8.	Lease commitments:

The Company leases office space in Boca Raton, Florida and in Alberta, Canada. The leases in Florida are on a year renewal, the lease in Alberta expires on April 30, 2011. Total commitment as at December 31, 2007 is approximately $206,200. The commitments in each of the next four fiscal years are as follows:

2008	92,100
2009	48,900
2010	48,900
2011	16,300
$206,200

9.	Income taxes:

The Company did not incur income tax expense for the years ended December 31, 2007 and 2006. The difference between the expected tax benefit computed at the federal statutory income tax rate of 34% and the effective tax rate for the years ended December 31, 2007 and 2006 was due primarily to the tax effect of the change in the valuation allowance.

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

The following is a summary of the Company’s deferred tax assets and liabilities arising from differences in financial statement and income tax bases for the following assets as of December 31, 2007 and 2006:

	2007	2006
Net operating loss carry forward	$5,270,000	$5,324,400
Deferred tax asset valuation allowance	(5,270,000)	(5,324,400)
	$-	$-

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

9.	Income taxes (continued):

At December 31, 2007 the Company has approximately $15,500,100 of unused federal net operating loss carry forwards, which expire from 2021 through 2027 as follows:

2021	$100
2022	1,000,000
2023	3,400,000
2024	3,100,000
2025	3,100,000
2026	1,800,000
2027	3,100,000
Total	$15,500,100

A valuation allowance has been provided to reduce the deferred tax assets to zero, as realization is not likely. Of the total losses, $3,100,000 have not yet been assessed by the IRS. The Company may have tax filing obligations in Canada which is currently being evaluated.

10.	Debt settlement:

On July 13, 2005, the Company settled a dispute over certain debt instruments. The Company paid $250,000 in December 2006 and agreed to pay $160,000 in ten equal monthly installments of $10,000 beginning on July 2, 2007. In the event the Company defaults on payment of these installments, the Company signed a confession of judgment for $350,000 less installments paid.

11.	Convertible note and other assets:

	2007	2006

Face value of note	$6,185,691	$5,270,067
Less: unamortized discount	(3,713,633)	(3,272,390)
Less: current portion	(75,621)	-

	$2,396,437	1,997,677

Effective December 31, 2007, the Company entered into a Securities Purchase Agreement (“December 2007 note”). Under this agreement, the Company agreed to convert interest payable for a total of $685,746 in callable secured convertible notes for three years with 2% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price equals to the lesser of $0.57 or the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. A beneficial conversion in the amount of $685,746 has been deducted from the face value of the notes and is amortized over the three-year term of the notes as interest expense.

The Company entered into six Securities Purchase Agreements during the year ended December 31, 2007. Under the agreements, the Company agreed to sell a total of $1,650,000 in callable secured convertible notes due between January 19, 2010 and September 26, 2010 with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.57 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Attached to the notes, lenders received 600,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a seven-year term from the date of issuance with an exercise price of $0.10 per share.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
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

Effective December 15, 2006, the Company entered into a Securities Purchase Agreement (“December 2006 note”). Under this agreement, the Company agreed to sell a total of $660,000 in callable secured convertible notes for three years with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price equals to the lesser of $0.57 or the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Attached to the notes, lenders received 10,000,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a five-year term from the date of issuance with an exercise price of $0.001 per share.

As a result of the advances of the amount $660,000 on account of the convertible notes, a beneficial conversion in the amount of $627,666 has been deducted from the face value of the notes and is amortized over the three-year term of the note as interest expense. The warrants are valued at $32,334 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility of 244%; risk free interest rates of 4.5%; and expected term of 5 years. Effective November 10, 2006, the Company entered into a Securities Purchase Agreement (“November 2006 note”). Under this agreement, the Company agreed to sell a total of $250,000 in callable secured convertible notes for three years with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price equals to the lesser of $0.57 or the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Attached to the notes, lenders received 2,000,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a seven-year term from the date of issuance with an exercise price of $0.009 per share.

As a result of the advances of the amount $250,000 on account of the convertible notes, a beneficial conversion in the amount of $248,016 has been deducted from the face value of the notes and is amortized over the three-year term of the note as interest expense. The warrants are valued at $1,984 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility of 181%; risk free interest rates of 4.5%; and expected term of 7 years. Effective February 8, 2006, the Company entered into a Securities Purchase Agreement (“February 2006 note”). Under this agreement, the Company agreed to sell a total of $3,000,000 in callable secured convertible notes for three years with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price equals to the lesser of $0.57 or the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 50%. Lenders receive for each $1.00 of notes fifteen warrants to purchase one share of the Company’s common stock. Warrants have a five-year term from the date of issuance with an exercise price of $0.001 per share. Warrants were issued as notes were sold.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

11.	Convertible note and other assets (continued):

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

Effective November 8, 2004, the Company entered into a Securities Purchase Agreement (“2004 note”). Under this agreement, the Company agreed to sell a total of $3,000,000 in convertible notes for two years with 10% annual interest. Four months of interest was paid upon issuance. Interest that was not paid in advance is payable monthly. In any month in which the stock price is greater than $0.22, the interest for that month shall be zero. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price equals to the lesser of $0.22 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 40%. Effective February 8, 2006, the Company agreed to increase the discount to 50%. During 2004, the first advance of the $1,200,000 was received, and 1,200,000 warrants were issued, valued at $75,351 based on the Black-Scholes option-pricing model. Financing fees related to the first advance amounted to $182,956. The fees were capitalized and being amortized over the two-year term of the note. The note was fully converted into common shares during 2006. During 2005, the second and third advance of $800,000 and $1,000,000 respectively were received, and 1,800,000 warrants were issued, valued at $135,045 based on the Black-Scholes option-pricing. The second advance was fully converted into common shares during the year. Financing fees related to the second and the third advance amounted to $241,454. The fees were capitalized and are being amortized over the two-year term of the notes. The notes are due in December 2008.

As of December 31, 2007 and 2006, the net book value of the finance fees is as follow:

	2007	2006
Finance fees capitalized, net	$222,372	$250,637
Less: accumulated depreciation	(200,854)	(175,593)
	$21,518	$75,044

During the year, $1,306,631 of the 2004 note and 2006 note was converted into 98,898,654 common shares. Unamortized finance fees in the amount of $14,163 were deducted from the face value of the notes converted. In 2006, $615,291 of the 2004 note (including interest in the amount of $95,785) was converted into 6,650,174 common shares. Unamortized finance fees in the amount of $10,257 of were deducted from the face value of the notes converted.

Two other convertible notes were issued during the year ended December 31, 2005 for a total of $110,000. The notes were for a term of six months and did not bear interest. The notes were converted into 22,000 shares in 2006.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

12.	Obligations under capital leases:

	2007	2006

Computer and testing equipment lease contract, of a total
amount of $62,000, repayable in monthly instalments of $1,527
including interest calculated at 17%, maturing in April 2011	$61,117	$79,452
Computer and testing equipment lease contracts, of a total
amount of $37,654, repayable in monthly instalments of $1,119 including interest calculated at 7%, equipments returned during
the year	-	24,243
Total amount of future minimum lease payment	61,117	103,695
Interest included in instalments	14,891	25,387
	46,226	78,308
Current portion	11,203	21,690
	$35,023	$56,618

Future minimum lease payments under the capital leases for subsequent years are as follows: 2008, $11,203; 2009, $13,318; 2010, $15,806; 2011, $5,899.

13.	Notes payable:

As of December 31, 2007 and 2006 notes payable consist of the following:
Related Parties
	2007	2006

Note payable, family member of the chief executive and chief financial officers; unsecured; interest at 10%; due January 2006, past due	$60,000	$51,000

Note payable, entity controlled by chief executive and chief financial officers; unsecured; interest at 7%; due January 2008	136,436	117,076

Note payable, following the acquisition of Premier, payable on monthly basis per excess of monthly cash flow (see Note 4)	809,714	635,921

	$1,006,150	$803,997
Other current

Note payable; unrelated entity, unsecured; interest at 10%, due June 2002, past due	$5,000	$5,000

Note payable; unrelated party, unsecured; interest at 10%, due April 2005, past due	40,000	50,000

Note payable; unrelated party, unsecured; interest at 5%, due June 2008	90,000	90,000

	$135,000	$145,000

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

14.	Stockholders’equity (deficit):

Preferred stock:

The Company has 1,000,000,000 shares of no par value preferred stock authorized. As of December 31, 2007, none are issued and outstanding.

Common stock:

On September 4, 2007, the Company’s articles of incorporation were amended to increase its authorized capital stock from 5,000,000,000 to 40,000,000,000 shares of common stock. In addition, the Company underwent a one for one hundred reverse stock split. All shares and per share amounts presented herein have been adjusted retroactively to reflect the reverse stock split.

The Company has 40,000,000,000 shares of no par value common stock authorized. As of December 31, 2007, there were 218,140,084 shares issued and outstanding. In addition, the Company had 486,000 outstanding options, 1,409,213 outstanding warrants and 6,735,200 shares to be issued for conversion notice received before December 31, 2007.

Stock transactions:

During the year ended December 31, 2007, the Company issued 98,898,654 shares as a result of conversion of convertible notes (see Note 11).

During the year ended December 31, 2007, the Company issued 116,616,667 shares for services, valued at $1,032,500, which was equal to the market price on the date of the agreement.

During the year ended December 31, 2006, the Company issued 6,650,174 shares as a result of conversion of convertible notes (see Note 11).

During the year ended December 31, 2006, the Company issued 22,000 shares as a result of conversion of $110,000 in short term convertible notes.

During the year ended December 31, 2006, the Company issued 492,587 shares for services, valued at $272,983, which was equal to the market price on the date of the agreement.

During the year ended December 31, 2006, 290,788 warrants were exercised for $29,079 cash.

In February 2006, the Company issued 142,857 shares valued to $142,857 in connection with the acquisition of Premier Medical Group, Inc. (see Note 4).

In February 2006, 130,000 options were exercised for services valued at $78,000.

Stock Options:

On October 28, 2004 the Board of Directors adopted the 2004 Human Resources Incentive Plan (the "Incentive Plan") to provide incentive compensation to employees, directors, officers and others. The Incentive Plan provides for the granting of up to 10,000,000 options and shares to our personnel. Generally, stock options granted under the Incentive Plan are for a maximum term of ten years and unless otherwise provided in the specific award document vest and are exercisable immediately. Unless otherwise provided, the options expire within one year after termination of service or three months if termination is for cause. The Board of Directors administers the Incentive Plan. The Incentive Plan may be amended by the directors except where required by the Internal Revenue Code as to any increase in the total number of underlying shares and the class of persons eligible to receive options or as otherwise required by any applicable law or regulation.

The Incentive Plan supercedes all previous stock option plans and any ad hoc issuance of options. In connection with the adoption of the Incentive Plan, the Company converted the options issued to our management, area developers, franchisees, employees, consultants and one investor, into options subject to the Incentive Plan. The Company cancelled any other outstanding options.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

14.	Stockholders’equity (deficit) (continued): Stock Options (continued):

During the year ended December 31, 2007, 27,667 options vested for recognition of $13,300 as compensation expense.

During the year ended December 31, 2007, 35,450 options expired and 8,400 options were cancelled. During the year ended December 31, 2006, the Company granted options to purchase 444,100 shares of the Company’s common stock at an average price of $1.70 per share. The Company valued these options based on the Black-Scholes pricing model, resulting in recognition of compensation expense of $288,790, of which $25,300 were deferred as the options were not vested at December 31, 2006. The Black-Scholes assumptions used was: Dividend yield (Nil); expected volatility ranging from 159% to 173%; risk free interest rates of 4.5%; and expected term ranging from 2 months to 5 years. The weighted-average grant-date fair value of options During the year ended December 31, 2006, the Company re-priced 70,400 options at $1.00 per share to reflect a decline in the market price of the Company’s common stock, resulting in recognition of compensation expense of $58,190.

During the year ended December 31, 2006, 17,900 options expired, 52,700 options were cancelled and 130,000 options were exercised with no intrinsic value.

A summary of options activity for the years ended December 31, 2007 and 2006 is as follows:

		Weighted average
	Weighted shares	exercise price

January 1, 2006	286,350	$6.60 *
Granted	444,100	$1.70
Exercised	(130,000)	$0.60
Cancelled	(52,700)	$13.80
Expired	(17,900)	$5.40

December 31, 2006	529,850	$2.00

Granted	-	$-
Exercised	-	$-
Cancelled	(8,400)	$5.11
Expired	(35,450)	$7.17

December 31, 2007	486,000	$1.58

After giving effect to the re-pricing of 130,000 options granted to the chief executive officer and the president and chief financial officer.

The weighted average fair value of options granted during the year is $- (2006 - $0.65) .

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

14.	Stockholders’equity (deficit) (continued): Stock Options (continued):

The following table summarizes information about stock options outstanding at December 31, 2007.

		Weighted			Weighted
		average	Weighted		average
Range of	Number	remaining	average	Number	exercisable
exercise price	outstanding	contractual life	exercise price	exercisable	price

$0.20-4.90	485,500	2.86 years	$1.56	448,833	$1.65
$5.00-10.00	-	-	$-	-	$-
$11.00-20.00	500	0.33 year	$20.00	500	$20.00

	486,000			449,333

Warrants

A summary of warrants activity for the years ended December 31, 2007 and 2006 is as follows:

		Weighted average
	Weighted warrants	exercise price
January 1, 2006	30,000	$40.00
Granted	1,070,000	$1.10
Exercised	(290,788)	$0.10
December 31, 2006	809,212	$2.90
Granted	600,000	$0.10
December 31, 2007	1,409,212	$1.71

15.	Related party transactions:

As of December 31, 2007, included in prepaid expenses is $47,020, representing advances to the Company’s chief executive officer, president and chief financial officer and a corporation owned by them.

During the year ended December 31, 2007, the Company issued to its chief executive officer and its president and chief financial officer 16,500,000 shares (8,250,000 each) to settle bonuses of $39,152 that were included in accounts payable as at January 1, 2007 and $455,848 for signing personally several guaranty and pledge agreements since 2004 with respect to the convertible notes (see note 11). The Company entered into a management agreement with its chief executive officer and its president and chief financial officer in 2006. Under the agreement they are entitled to receive management fees in the amount of $240,000 each, per annum a 10% bonus on Premier’s net cash income and were granted 300,000 options (150,000 each) exercisable at $2.00 per share for five years. During the year, the Company expensed $480,000 (2006 - $480,000) in salary, $455,848 (2006 - $-) as compensation for guaranty and pledge and $- (2006 - $39,152) in bonus.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

15.	Related party transactions (continued):

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000. During 2007 and 2006, the Company paid approximately $180,000 each year to Britannia for these services.

As of December 31, 2006, included in accounts payable and accrued liabilities is $111,243, due to the Company’s chief executive officer, president and chief financial officer and to a corporation owned by them. The payables do not bear interest and have no specific term of repayment.

On February 15, 2006, the Company issued to its chief executive officer and its president and chief financial officer 70,000 shares (35,000 each) as payment of $42,000 bonuses that was included in accounts payable as at January 1, 2006. The Company also issued 130,000 shares to its chief executive officer and its president and chief financial officer (65,000 each) valued at $78,000 pursuant the exercise of their options for services rendered to the Company.

16.	Commitments and contingencies:

On September 23, 2005, the Supreme Court of Alabama reversed dismissal of a case originally filed against the Company on January 8, 2004, in Mobile County, Alabama, by a former employee of a former subsidiary. The complaint seeks money damages for breach of an alleged employment contract to issue 4,000 shares of common stock to the employee on termination and for his inability to exercise 4,000 options. The Company denies any liability and continues to vigorously defend this suit.

As of December 31, 2007 the Company owed $217,237 (2006 - $199,300) including accrued interest at the rate of 9% per annum with respect to a stipulated money judgment in favor of a broker-dealer. The judgment was entered in Multnomah County, Oregon pursuant to a settlement agreement entered into in January 2001. This legal proceeding arose from the alleged failure to deliver a stock certificate to the broker-dealer.

During the years ended December 31, 2003 through 2005, the Company sold stock for cash. The sales were made in offerings pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D there under. In connection with the sale of 18,340 shares to 16 investors for $184,805 in cash, the Company does not have reasonable grounds to believe that the investors were accredited investors. The investors have not asserted any claims or instituted any legal proceedings with respect to the sales; the potential loss of $184,805 has not been recorded in the financial statements.

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

The Company is a defendant in arbitration proceedings pending before the American Arbitration Association. The plaintiff, a franchisee, seeks a declaratory judgment to terminate his franchise agreement and damages for fraud, breach of contract, failure to disclose franchise requirements and deceptive trade practices, exemplary damages and attorney’s fees. The Company does not know of any false or misleading statement to the franchisee or breach of contract and is vigorously defending this suit and is pursuing its claim against the plaintiff for any unpaid franchise fees. The United States District Court for the Northern District of Texas, where the matter was initially pending, ordered the parties to arbitrate.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(Expressed in US Dollars)

16.	Commitments and contingencies (continued):

The Company is a respondent in a counterclaim in an arbitration proceeding served on December 6, 2007. The Company originally instituted this action against the franchisee for breach of the franchise agreement and any unpaid franchise fees. The franchisee seeks unspecified damages for fraud in the inducement. The Company does not know of any false or misleading statement to the franchisee or breach of contract and is vigorously defending this suit and is pursuing its claim against the franchisee for breach of contract and any unpaid franchise fees.

A franchise development consultant claims that CUSA owes approximately $270,000 in fees. There are no legal proceedings pending in connection with this dispute. The Company believes that the franchise development consultant breached its agreement by failing to render various services and failing to perform certain duties. Accordingly, the Company has reversed an amount payable by approximately $260,000 relating to consulting fees to the franchise development consultant during the year ended December 31, 2006.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable, notes payable and notes payable to related parties approximate their carrying amounts because of the short maturities of these instruments. The note receivable is recorded as its fair value. The fair value of the convertible note is impractical to estimate because of their conversion characteristics and high volatility of the Company stocks. Notes payable to non-related parties are impractical to approximate because of their past due status.

BANYAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
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

As of and during the years ended December 31, 2007 and 2006, the segment results are as follows:

	2007

	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$595,100	$4,408,590 $	-	$5,003,690
Internal income (expenses)	(900,000)	-	900,000	-
Segment operating income (loss)	119,013	(46,229)	(1,666,666)	(1,593,882)
Total assets	560,864	3,747,551	194,510	4,502,925
Amortization of assets	21,111	209,549	39,362	270,022
Non-cash stock compensation	47,050	43,750	955,000	1,045,800
Interest expense	4,667	10,582	294,979	310,228
Amortization of beneficial conversion	-	-	1,894,502	1,894,502

	2006

	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$779,288	$4,671,709	$-	$5,450,997
Internal income (expenses)	(900,000)	-	900,000	-
Segment operating income (loss)	359,768	195,760	(1,351,549)	(796,021)
Total assets	861,263	4,212,146	158,361	5,231,770
Amortization of assets	-	354,456	136,738	491,194
Non-cash stock compensation	132,961	55,400	376,401	564,762
Amortization of deferred compensation	-	-	108,479	108,479
Interest expense	5,500	10,659	467,539	483,698
Amortization of beneficial conversion	-	-	1,578,642	1,578,642

19.	Subsequent events:

Effective January 1, 2008, as part of a restructuring of Premier’s operations, our agreements with Dr. Goldstein were amended so that until the amount we owe for the accounts receivable is paid in full, we will pay him 60% of the operating income of the diagnostic testing business, subject to a minimum payment of $20,000, and his salary and bonus has been eliminated.

After December 31, 2007, the Company issued 84,707,200 shares upon the conversion of $19,671 relating to the 2004 note.

On February 9, 2008, the Company entered into a consulting agreement in which 40,000,000 shares were issued, valued at $37,500, which were equal to the market price on the date of the agreement.

20.	Comparative figures

Certain of the prior year’s comparative figures have been reclassified to conform to the current year’s presentation.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, except as follows: None.

     There were no other changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Respectfully submitted, Board of Directors of Banyan Corporation /s/ Michael J. Gelmon /s/ Cory H. Gelmon April 14, 2007

Item 9B. Other Information.

     Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers; Corporate Governance

Name	Age	Positions
Michael J. Gelmon	43	Chief Executive Officer and Director
Cory H. Gelmon	48	President, Chief Financial Officer, Director

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

     No Compensation Committee. We have no compensation committee of the Board of Directors. The entire board acts as our compensation committee. Transactions between the Gelmons, members of their immediate families and the entities they own and control and us are not conducted at arm's-length. These include their compensation arrangements set forth in Item 11. Executive Compensation and the transactions set forth in Item 13. Certain Relationships and Related Transactions and Director Independence below. The Gelmons without any independent authorization, review or oversight set the terms of these arrangements and transactions. There can be no assurance that the terms thereof are comparable to those that would be negotiated at arm's-length or otherwise fair and reasonable, despite the good faith belief of the Gelmons that they are.

Meetings of Directors

      There were no formal meetings of the Board of Directors and no formal meeting of committees thereof in 2007. The board acted by unanimous consent nine times in 2007. We have adopted a policy that all directors must attend the annual meeting of directors following the shareholders meeting and two-thirds of all other meetings of directors. Both directors attended the annual shareholders meeting on September 4, 2007.

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

Compliance with Section 16(a) of the Exchange Act

     Our directors and executive officers failed to file on a timely basis reports required by Section 16(a), including Forms 3, 4 and 5 during the three most recent fiscal years and the year to date. With respect to Michael J. Gelmon there were twelve late reports covering fourteen transactions that were not reported on a timely basis. With respect to Cory H. Gelmon, there were thirteen late reports covering fourteen transactions that were not reported on a timely basis. With respect to Richard J. Doran, a former director, there were two late reports covering two transactions that were not reported on a timely basis. With respect to Marshall Wilmot, there were three late reports covering two transactions that were not reported on a timely basis. As of the date hereof, all reports required by Section 16(a) have been filed and are available on our web site www.chiropracticusa.net.

Item 11. Executive Compensation.

Summary Compensation Table

     The following table sets forth certain information about the compensation paid to management during the 2006 through 2007 fiscal years:

	Annual Compensation			Long Term Compensation
Name and principal position	Year	Salary ($)	Other annual compensation ($) *	Awards		Payouts	All other compensation ($)
				Restricted stock award(s) ($)	Securities underlying options/SAR (#)	LTIP payouts ($)
Michael Gelmon Chief Executive Officer and Director	2006 2007	$240,000 $240,000	-0- -0-	$ 19,547 $237,500	150,000 -0-	-0- -0-	-0- -0-
Cory Gelmon President, Chief Financial Officer, Secretary and Director	2006 2007	$240,000 $240,000	-0- -0-	$ 21,500 $237,500	150,000 -0-	-0- -0-	-0- -0-

     * Consists of bonuses described below in Employment and Other Compensation-Related Agreements with Management.

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

     We retained the Gelmons’ law partnership, the Britannia Law Firm, to serve as our general counsel and special Canadian counsel particularly in the areas of franchising, mergers and acquisitions, Canadian corporate law, real estate law, and other matters. The Company pays the Britannia Law Firm a monthly retainer of $15,000. Total retainer payments to the Brittania Law Firm were $180,000 in 2006 and 2007.

     On February 15, 2006, Cory Gelmon and Michael Gelmon waived their annual bonuses payable with respect to our diagnostic testing business segment for 2005 in exchange for 350,000 shares of common stock each valued at $19,637.

     On June 28, 2007, Cory Gelmon and Michael Gelmon were issued 8,250,000 shares of common stock each in consideration for services rendered valued at at $237,500 ($.03 per share), including the waiver of their annual bonuses payable with respect to our diagnostic testing business segment for 2006, and personally signing several guaranty and pledge agreements since 2004 described in Certain Relationships and Related Transactions –Securities Purchase Agreements – Provisions Common to the 2004, 2006 and 2006-2007 Securities Purchase Agreements. The purpose of the guaranty and pledge agreements and the benefit to our shareholders was to provide guarantees and additional collateral security for repayment to investors of Convertible Notes and the performance of other terms and conditions of the loan transaction, with a pledge of all the Gelmon’s shares of the Company.

     No bonuses are payable to the Gelmons with respect to Premier for 2007.

Equity Compensation Plan Information

     On October 28, 2004 the Board of Directors adopted the 2004 Human Resources Incentive Plan (the "Incentive Plan") to provide incentive compensation to employees, directors, officers and others who serve us. The Incentive Plan provides for the granting of up to 10,000,000 options and shares to our personnel. Generally, stock options granted under the Incentive Plan are for a maximum term of ten years and unless otherwise provided in the specific award document vest and are exercisable immediately. Unless otherwise provided, the options expire within one year after termination of service or three months if termination is for cause. The Board of Directors administers the Incentive Plan. The Incentive Plan may be amended by the directors except where required by the Internal Revenue Code as to any increase in the total number of underlying shares and the class of persons eligible to receive options, or as otherwise required by any applicable law or regulation. As of the date hereof, 486,000 options have been granted, of which 449,333 are outstanding. An aggregate of 444,100 options were granted in 2007.

Option Grants to Management in 2007

     There were no option grants to management during 2007.

Option Exercises and Year-End Values

     The following table sets forth certain values with respect to stock options held by management at the end of 2007:

Name	Share Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SAR’s at FY-end (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SAR’s at FY-end (S) Exercisable/ Unexercisable
Michael Gelmon, Chief Executive Officer and Director	-0-	N/A	150,000/0	$0/0
Cory Gelmon, President, Chief Financial Officer, Secretary and Director	-0-	N/A	150,000/0	$0/0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information, as of April 2, 2008, with respect to the beneficial ownership of our common stock by each person known to be the beneficial owner of more than five percent of the outstanding common stock, and by our two directors and executive officers, individually and as a group.

Name and Address	Numbers of Shares Beneficially Owned	%
Cory H. Gelmon 3019 Roxboro Glen Road S.W. Calgary, Alberta, Canada T2S 1T9	8,651,872(1)	2.59%
Michael J. Gelmon 8 Fisherman’s Point Elbow Valley Rocky View MD No 44 Calgary, Alberta, Canada T3Z 1B1	8,646,233(2)	2.59%
Directors and Executive Officers as a group (2 persons)	17,298,105(3)	5.18%

(1)

Includes 150,000 immediately exercisable options, 8,501,233 shares pledged as security for a loan, and 639 shares owned by members of his immediate family. (See Item 11. – Executive Compensation and Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements).

(2)

Includes 150,000 immediately exercisable options and 8,496,233 shares pledged as security for a loan. (See Item 11. – Executive Compensation and Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements).

(3)	Includes 300,000 immediately exercisable options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Loans

     Management and members of their immediate families have loaned us funds to pay our debts from time to time.

     During 2001, Eva Gelmon, the mother of the Gelmons, loaned us $60,000. The note is not secured and bears simple interest at 10% per annum. The note was due January 1, 2006. As of December 31, 2007, we owed Eva Gelmon $60,000 pursuant to this note.

     From and after 2002, 860538 Alberta Ltd., which is owned and controlled by the Gelmons, loaned us funds. As of January 1, 2006, we issued a new advance promissory note to refinance and evidence our indebtedness to 860538 Alberta Ltd. for our obligations for prior and possible additional advances of up to $200,000 from 860538 Alberta Ltd. The note bears interest at 7% and was due December 31, 2007. As of the date hereof, we owed $136,646 pursuant to this note.

Contribution of Shares

     On July 10, 2007, Cory H. Gelmon returned 8,250,000 shares to us for cancellation. On August 21, 2007, Michael J. Gelmon returned 8,250,000 shares to us for cancellation. They made these contributions to reduce the number of shares issued and outstanding. The benefit to the shareholders was to make 16,500,000 shares available to us to meet our obligations to issue shares we sold to certain investors for cash and agreed to pay for services provided to us. As repayment, we issued to the Gelmons 8,250,000 shares each November 1, 2007.

Premier Acquisition

     On February 10, 2006, we completed the acquisition of Premier Health Services LLC and the other constituent entities of its diagnostic testing business pursuant to a Stock Purchase Agreement with Dr. Goldstein. Under the agreement, we paid Dr. Goldstein $2,000,000 in cash at closing plus 142,857 shares of our common stock that, at that time, resulted in Dr. Goldstein owning more than five percent of our outstanding stock. We also agreed to pay Dr. Goldstein an additional $100,000 and an amount equal to the pre-closing accounts receivable that are actually collected, once Premier’s cash flow permits these additional payments to be made. As of December 31, 2007, we had paid an additional $1,220,00 to Mr. Goldstein with respect to pre-closing accounts receivable that were collected, and owed an additional $809,714 with respect to these accounts receivable. For as long as Dr. Goldstein continues to hold shares received in the transaction that are subject to restriction, Michael J. Gelmon, our Chief Executive Officer, and Cory H. Gelmon, our Chief Financial Officer and President, have agreed that if there is an offer to purchase any of their stock in Banyan, Dr. Goldstein has the right to sell his shares on the same terms and conditions as the Gelmons.

     During 2007, Dr. Goldstein was paid a salary of $244,616. Effective January 1, 2008, as part of a restructuring of Premier’s operations, our agreements with Dr. Goldstein were amended so that until the amount we owe for the accounts receivable is paid in full, we will pay him 60% of the operating income of the diagnostic testing business, subject to a minimum payment of $20,000, and his salary and bonus has been eliminated.

Securities Purchase Agreements

2006-2007 Securities Purchase Agreement

     Effective November 15, 2006, we entered into a series of Securities Purchase Agreements (hereinafter collectively referred to as the “2006-2007 Securities Purchase Agreement”) with AJW Partners, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC (hereinafter collectively referred to as the "Investors") and ancillary agreements. Under the 2006-2007 Securities Purchase Agreement, we agreed each month to sell the Investors Callable Secured Convertible Notes (the "2006-2007 Convertible Notes") in varying amounts as necessary. The 2006-2007 Convertible Notes are due in three years and bear interest at 8% annual interest payable quarterly. The Investors may convert the 2006-2007 Convertible Notes into shares at the lower of $.57 per share or 50% of the three lowest intraday trading prices during the twenty trading days prior to conversion.

     The Investors have purchased $2,560,000 of the 2006-2007 Convertible Notes. We also issued to the Investors for no additional cash consideration Stock Purchase Warrants (the "2006-2007 Warrants") to purchase an aggregate of 718,200 shares at $.10 per share. The 2006-2007 Warrants expire seven years from the date issued, except for 100,000 that expire in five years.

     $250,000 of the proceeds was used to make a settlement payment to resolve certain litigation. The balance of $2,310,000 was used for accrued salaries, working capital and expenses.

     Based on the conversion price of $.0002 on March 11, 2008 the 2006-2007 Convertible Notes can be converted into a minimum of 25,600,000 shares. Additional shares may be issued if accrued interest is converted. Management believes that the actual conversion price may be lower and more than the minimum number of shares that may be issued when the Convertible Notes are converted.

2006 Securities Purchase Agreement

     Effective February 8, 2006, we entered into a Securities Purchase Agreement (the “2006 Securities Purchase Agreement”) with the Investors and ancillary agreements. Under the 2006 Securities Purchase Agreement, we sold the Investors a total of $3,000,000 in Callable Secured Convertible Notes (the "2006 Convertible Notes") due February 8, 2009 with 8% annual interest payable quarterly. The Investors may convert the 2006 Convertible Notes into shares at the lower of $.57 per share or 50% of the three lowest intraday trading prices during the twenty trading days prior to conversion. We issued the Investors for no additional cash consideration Stock Purchase Warrants (the "2006 Warrants") to purchase an aggregate of 659,213 shares at $.10 per share. The 2006 Warrants expire five years from the date issued.

     $2,000,000 of the proceeds from the 2006 Convertible Notes was used for the acquisition of diagnostic imaging businesses. The balance of $1,000,000 was used for working capital and expenses.

     Based on the conversion price of $.0002 on March 11, 2008 the remaining principal amount of 2006 Convertible Notes can be converted into a minimum of 28,623,530,000 shares. Additional shares may be issued if accrued interest is converted. Management believes that the actual conversion price may be lower and more than the minimum number of shares may be issued when the Convertible Notes are converted.

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

     We agreed to issue to the Investors for no additional cash consideration 30,000 Stock Purchase Warrants (the "2004 Warrants") to purchase one share at $.40 per share for each one dollar of Convertible Notes purchased by the Investors. The 2004 Warrants expire five years from the date issued.

     Based on the conversion price of $.0002 on March 11, 2008 the remaining principal amount of 2004 Convertible Notes can be converted into a minimum of 593,900,000 shares. Additional shares may be issued if accrued interest is converted. Management believes that the actual conversion price may be lower and more than the minimum number of shares may be issued when the Convertible Notes are converted.

     The proceeds from the Convertible Notes were used to prepay the balance of $584,930 on a term loan and related installment note due July 31, 2005 in the original principal amount of $1,000,000 that was personally guaranteed by the Gelmons and others and $69,000 was used to repay a loan from 860538 Alberta Ltd. that is owned by the Gelmons. We also used the proceeds to repay principal and interest on other outstanding notes and accounts payable, fees, and business development purposes, including $700,000 to enter the diagnostic imaging business.

Common Provisions of the 2004, 2006 and 2006-2007 Transaction Agreements

     To date, the Investors have converted approximately $3,000,000 in Convertible Notes into approximately 190,000,000 shares, an average of $.016 per share.

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

     In addition, the conversion price of the Convertible Notes and the exercise price of the Warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price or below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the Convertible Notes and the exercise price of the Warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Investors’ positions.

     Payment of the Convertible Notes is secured by all of our assets pursuant to a Security Agreement and an Intellectual Property Security Agreement.

      Pursuant to a Registration Rights Agreement we agreed to file a registration statement to register on request by the Investors the shares underlying the Notes and Warrants. We have registered a total of 20,900,000 shares in accordance with the Registration Rights Agreement, and intend to register additional shares as soon as practicable. All the shares that were registered have been issued.

     Michael Gelmon, our Chief Executive Officer, and Cory Gelmon, our President and Chief Operating Officer, each entered into a Guaranty and Pledge Agreement to provide additional security for our performance of the Transaction Agreements. Cory Gelmon pledged to the Investors 8,501,233 shares he owns of record. Michael Gelmon pledged to the Investors 8,496,233 shares he owns of record.

     We will be subject to the payment of certain penalties and damages in the event we do not satisfy our obligations under the Transaction Agreements including those with respect to registration of the shares underlying the Convertible Notes and Warrants.

Item 14. Principal Accountant Fees and Services.

     The following table presents fees for professional services rendered by Schwartz Levitsky Feldman LLP to Banyan Corporation for 2007 and 2006:

Types of Fees	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees (a)	$110,371	$100,235
Tax Fees (b)	-0-	-0-
Other Fees (c)	-0-	-0-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

No.	Description

3.1	Restated Articles of Incorporation with Amendments (1)

3.1.2	Amendment to the Restated Articles of Incorporation (7)

3.2	Bylaws (1)

4.2	Securities Purchase Agreement dated as of November 8, 2004 by and between the Registrant and the investors named therein (3)

4.3	Form of Convertible Notes due November 2006 (3)

4.4	Form of Common Stock Purchase Warrant dated as of November 8, 2004 (3)

4.5	Registration Rights Agreement dated as of November 8, 2004 by and between the Registrant and the investors named therein (3)

4.6	Security Agreement dated as of November 8, 2004 between the Registrant and the secured parties named therein (3)

4.7	Intellectual Property Security Agreement dated as of April 19, 2004 between the Registrant and the secured parties named therein (3)

4.8	Securities Purchase Agreement dated as of February 8, 2006 by and between the Registrant and the investors named therein (9)

4.9	Form of Convertible Notes due February 2009 (8)

4.10	Form of Common Stock Purchase Warrant dated as of February 8, 2006 (8)

4.11	Registration Rights Agreement dated as of February 8, 2006 by and between the Registrant and the investors named therein (8)

4.12	Security Agreement dated as of February 8, 2006 between the Registrant and the secured parties named therein (8)

4.13	Intellectual Property Security Agreement dated as of February 8, 2006 between the Registrant and the secured parties named therein (8)

4.14	Form of letter agreement re conversion price adjustment dated as of February 8, 2006, between the Registrant and the investors named therein (14)

4.15	Form of Securities Purchase Agreement dated as of November 15, 2006 between the registrant and the investors named therein (15)

4.16	Form of Convertible Notes due three years from date (15)

4.17	Form of Common Stock Purchase Warrant of even date with the Convertible Notes (15)

4.18	Registration Rights Agreement of even date with the Convertible Notes between the Registrant and the investors named therein (15)

4.19	Security Agreement of even date with the Convertible Notes between the Registrant and the secured parties named therein (15)

4.20	Intellectual Property Security Agreement of even date with the Convertible Notes between the Registrant and the secured parties named therein (15)

4.21	Letter dated March 29, 2007 regarding certain extensions and waivers from the Registrant to the investors named therein (15)

10.1	Offer to Purchase Intellectual Property (4)

10.2	Offer to Purchase Franchise Support Network Inc. (4)

10.3	Amendment to Management Agreement between the Registrant and Cory Gelmon made effective April 1, 2005 (6)

10.4	Amendment to Management Agreement between the Registrant and Michael Gelmon effective April 1, 2005 (6)

10.5	Advance Promissory Note from the Registrant to 860538 Alberta Ltd. (1)

10.6	Promissory Note from the Registrant to Eva Gelmon (1)

10.7	2004 Human Resources Incentive Plan (1)

10.7.1	Amendment to 2004 Human Resources Incentive Plan (7)

10.8	Limited Liability Company Purchase Agreement with exhibits (1)

10.9	Agreement re: Sale and Purchase of Assets, between the Registrant and LSI Group, LLC. effective December 31, 2004 with exhibits (6)

10.9.1	Agreement dated July 16, 2007 between the Registrant and LSI Group, LLC (18)

10.10	Purchase Agreement among the Registrant, Nationwide Diagnostic Solutions, Inc., and Jeff and Constance Rebarcak dated March 18, 2005 with exhibits (6)

10.11	Software Consulting Agreement between the Registrant and Fred Johanessen dated June 29, 2005 (10)

10.12	Management Agreement between the Registrant and Southern Diagnostics, Inc. dated May 27, 2005 (10)

10.13	Settlement and Mutual Release Agreement among the Registrant and Cameron Yost, Lyle Yost, Winston Yost and Byron Yost (10)

10.14	Purchase Agreement by and among Southern Diagnostics, Inc. and Jeff and Constance Rebarcak and Nationwide Diagnostic Solutions, Inc., dated May

10.15	Operating Agreement of Premier SD, LLC between Premier Health Services, LLC and Southern Diagnostics, Inc., dated June 8, 2005 (10)

10.16	Consulting Agreement between the Registrant and Alvin Gelmon, dated August 15, 2005 (11)

10.17	Stock Purchase Agreement between the Registrant and Brad Goldstein et al., dated January 6, 2006 (9)

10.18	Addendum to Stock Purchase Agreement between the Registrant and Dr. Brad Goldstein et al., dated February 7, 2006 (8)

10.19	Employment Agreement between the Registrant’s subsidiary Premier Health Services, LLC and Dr. Brad Goldstein dated as of February 10, 2006 (8)

10.19.1	Amending Agreement Re: Employment Agreement between the Registrant’s subsidiary Premier Health Services, LLC and Dr. Brad Goldstein dated December 15, 2006 (2)

10.19.2	Omnibus Amending Agreement effective January 1, 2008 between the Registrant and Dr. Brad Goldstein (to be filed by amendment)

10.20	Letter agreement re offer of employment between the Registrant and Marshall Wilmot effective as of February 1, 2006 (8)

10.21	Management Agreement between the Registrant and Michael Gelmon effective April 10, 2006 (7)

10.22	Management Agreement between the Registrant and Cory Gelmon effective April 10, 2006 (7)

10.23	Advance Promissory Note from the Registrant to 860538 Alberta Ltd. dated as of January 1, 2006 (14)

10.29	Asset Purchase Agreement dated as of March 7, 2007 between the Registrant and Medical Resources, Inc (15)

10.30	Assignment dated as of March 7, 2007 from Medical Resources, Inc. to the Registrant (15)

10.31	Noncompetition and Confidentiality Agreement dated as of March 7, 2007 between Hunter Reynolds and the Registrant (15)

10.32	Guaranty dated as of March 7, 2007 from the Registrant’s subsidiary Premier Medical Group, Inc. in favor of Medical Resources, Inc. (15)

10.33	Independent Contractor Agreement dated as of March 1, 2007 between the Registrant and Willowbrook Corporation (15)

10.34	Settlement Agreement dated January 10, 2007 by and among Registrant and the several litigants named therein (16)

23.1	Consent of Schwartz Levitsky Feldman LLP dated April 15, 2008 (2)

31.1	Certification of Periodic Report – Michael Gelmon (2)

31.2	Certification of Periodic Report – Cory Gelmon (2)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 – Michael Gelmon (2)

32.2	Certifications Pursuant to 18 U.S.C. Section 1350 – Cory Gelmon (2)

(1)	Incorporated by reference to the Registrant’s Form SB-2 filed with the Securities and Exchange Commission on February 14, 2005.
(2)	Filed herewith.
(3)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on November 22, 2004.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 7, 2001.
(5)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on May 17, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on April 28, 2005.
(7)	Incorporated by reference to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 10, 2006.
(8)	Incorporated by reference to the Registrant’s Form SB-2 filed with the Securities and Exchange Commission on February 14, 2006.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2006.
(10)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2005.
(11)	Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on April 28, 2005.
(12)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities Exchange Commission on May 19, 2006.
(13)	Incorporated by reference to the Registrant’s Form 10-QSB filed on August 21, 2006.
(14)	Incorporated by reference to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on March 10, 2006.
(15)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities and Exchange Commission on February 14, 2006.
(16)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 17, 2006.
(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2007, as amended on April 3, 2007.
(18)	Incorporated by reference to the Registrant’s Form 10-QSB filed with the Securities Exchange Commission on June 11, 2007.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2008
BANYAN CORPORATION

	By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive
Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

April 14, 2008

	By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive Officer and
Director

April 14, 2008

	By:	/s/ Cory Gelmon
Cory Gelmon, President, Chief Financial
Officer, Secretary and Director (Principal
Accounting and Financial Officer)