Form 10-Q
period 2008-03-31
BANYAN CORP /OR/
filed 2008-05-20
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of May 14, 2008: 483,021,284.

TABLE OF CONTENTS

 (Omits inapplicable items)

BANYAN CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(Expressed in US Dollars)

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$41,304	$52,861
Accounts receivable	1,540,873	1,795,264
Prepaid expenses	41,617	139,027

Total current assets	1,623,794	1,987,152

Note receivable	424,729	437,327
Property and equipment	51,397	56,600
Intangible Asset - customer list	158,346	163,870
Deferred finance fees, net	16,614	21,518
Goodwill	1,821,495	1,821,495
Other assets, net	14,902	14,963

	$4,111,277	$4,502,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$442,504	$445,161
Accrued interest	214,365	96,602
Other liabilities	222,125	217,237
Debt settlement	70,000	100,000
Current portion of convertible note	1,550,382	75,621
Current portion of obligations under capital lease	11,707	11,203
Notes payable
Related parties	953,063	1,006,150
Others	135,000	135,000

Total current liabilities	3,599,146	2,086,974

Convertible note (Note 4)	1,411,073	2,396,437
Obligations under capital lease	31,887	35,023

	5,042,106	4,518,434

Stockholders' deficit (Notes 4, 5 and 8)
Preferred stock; no par value; 1,000,000,000 shares authorized, none issued
and outstanding	-	-
Common stock; no par value; 40,000,000,000 shares
authorized; 317,851,484 shares issued and outstanding	17,775,861	17,719,684
Additional paid-in capital	8,591,774	8,591,774
Deferred compensation costs	(2,000)	(12,000)
Common stock to be issued, 15,865,000 shares	1,587	2,021
Accumulated deficit	(27,298,051)	(26,316,988)

Total stockholders' deficit	(930,829)	(15,509)

	$4,111,277	$4,502,925

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

	2008	2007

Revenue from franchised clinics	$52,529	$103,691
Revenue from diagnostic business	522,028	1,332,583

	574,557	1,436,274

Selling, general and administrative expenses	848,150	1,831,500

Loss from operations	(273,593)	(395,226)

Other

Management compensation	(120,000)	(179,957)
Finance charge	(26,218)	(10,509)
Amortization expense	(10,788)	(19,445)
Gain on settlement of litigation	99,265	-
Interest income	4,172	9,257
Interest expense:
Related parties	(2,250)	(3,753)
Other	(651,651)	(1,034,716)

Net loss	$(981,063)	$(1,634,349)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.12)

Weighted average number of common
shares- outstanding - basic and diluted	266,315,827	14,199,621

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)
(Expressed in US Dollars)

					Common
					stock		Stock-
	Common stock		Additional	Deferred	to be	Accumulated	holders'
	Shares	Amount	paid-in capital	compensation	issued	deficit	deficit

Balances at January 1, 2008	218,140,084	$17,719,684	$8,591,774	$(12,000)	$2,021	$(26,316,988)	$(15,509)

Issuance of common stock for
services (Note 5)	40,000,000	$37,500					37,500

Stock compensation plans				10,000			10,000

Conversion of convertible notes
(Notes 4 and 5)	68,841,200	18,243					18,243

Stock converted in 2007 issued during
the period	6,735,200	2,021			(2,021)		-

Stock to be issued	(15,865,000)	(1,587)			1,587		-

Net loss						(981,063)	(981,063)

Balances at March 31, 2008	317,851,484	$17,775,861	$8,591,774	$(2,000)	$1,587	$(27,298,051)	$(930,829)

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

	2008	2007

Net cash provided by (used in) operating activities	$75,075	$(857,989)

Cash flows from investing activities:
Proceeds on note receivable	-	17,096
Purchase of property and equipment	-	(3,283)

Net cash provided in investing activities	-	13,813

Cash flows from financing activities
Net proceeds from notes payable, related parties	(84,000)	(30,000)
Proceeds from convertible note	-	800,000
Payments on long term debt and notes payable	(2,632)	(5,224)

Net cash (used in) provided by financing activities	(86,632)	764,776

Net decrease in cash and cash equivalents	(11,557)	(79,400)

Cash and cash equivalents, beginning of year	52,861	130,272

Cash and cash equivalents, March 31	$41,304	$50,872

The accompanying notes are an integral part of these consolidated financial statements

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

1.	Basis of presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-K Annual Report and other reports filed with the SEC.

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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

2.	Organization, principles of consolidation, going concern, results of operations and management’s plans (continued): Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created an accumulated deficit and working capital deficiencies of $27,298,051 and $1,975,352, respectively, as at March 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises and licenses, increasing collections of receivables from franchisees, and developing the diagnostic imaging business, including a force reduction in the diagnostic testing business and restructuring the payout formula and compensation in connection with the acquisition, both implemented at the beginning of 2008.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise be unable to continue as a going concern.

3.	Summary of significant accounting policies: Revenue recognition:

Fees from franchised clinics include initial franchise fees and continuing franchise and marketing fees. Initial fees are recognized as revenue on the opening of a clinic when the Company has performed substantially all initial services required by the franchise arrangement. Continuing fees for franchise and marketing are recognized as revenue based on a percentage of cash collected. Fees from franchised clinics also include monthly license fees paid by our licensees as required by the license agreement.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the three months ended March 31, 2008 and 2007, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

4.	Convertible note:

Face value of note	$6,167,448
Less: unamortized discount	(3,205,993)
Less: current portion	(1,550,382)

$1,411,073

During the period, $18,243 of the 2004 note was converted into 68,841,200 common shares.

5.	Stockholders’ deficit: Preferred stock:

The Company has 1,000,000,000 shares of no par value preferred stock authorized. As at March 31, 2008, none were issued and outstanding.

Common stock:

The Company has 40,000,000,000 shares of no par value common stock authorized. As at March 31, 2008, there were 317,851,484 shares issued and outstanding. The Company had 483,100 outstanding options, 1,409,213 outstanding warrants and 15,865,000 shares to be issued for conversion notice received before March 31, 2008.

Stock transactions:

During the period ended March 31, 2008, the Company issued 68,841,200 shares as a result of conversion of convertible notes (see Note 4).

During the period ended March 31, 2008, the Company issued 40,000,000 shares for services, valued at $37,500, which was equal to the market price on the date of the agreement.

Stock Options:

During the period ended March 31, 2008, 2,900 options expired.

6.	Related party transactions:

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000.

As at March 31, 2008, included in accounts payable and accrued liabilities is $69,800, due to the Company’s chief executive officer, president and chief financial officer and Britannia for compensation expense and services rendered per Britannia. The payables do not bear interest and have no specific term of repayment.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

7.	Segment results:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance based on operating earnings of the respective business units.

During the three months ended March 31, 2008 and 2007, the segment results are as follows:

	2008
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$52,529	$522,028	$-	$574,557

Segment operating loss	(32,806)	(42,632)	(198,155)	(273,593)

	2007
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$103,691	$1,332,583	$-	$1,436,274

Segment operating income (loss)	(96,660)	112,629	(411,195)	(395,226)

8.	Subsequent event:

After March 31, 2008, the Company issued 49,169,800 shares upon the conversion of $4,092 relating to the 2004 note.

After March 31, 2008, the Company entered into consulting agreements in which 116,000,000 shares were issued, valued at $44,000, which were equal to the market price on the date of the agreement.

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

          In the fourth quarter of 2004, we entered into a series of agreements that has to date provided $8,560,000 from the sale of convertible notes to an investment group, including $1,650,000 in 2007. The proceeds were used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. We do not expect this investment group to provide additional financing.

          As of May 14, 2008, the investment group has converted to stock $1,200,000 of the notes issued in 2004, $1,744,743 of the notes issued in 2005, and $137,647 of the notes issued in 2006. The aggregate outstanding principal amount of the remaining convertible notes was $6,163,356 as of that date.

          We believe without assurance that the investment group will attempt to convert its convertible notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. It does not appear likely that all the new convertible notes will be not converted when they become due, and we will be required to pay substantially a significant portion of the then remaining indebtedness or to refinance it.

          During the first quarter of 2006, we acquired all of the diagnostic testing business that is now operated as a wholly owned subsidiary. To date, we have paid $3,220,000 for this acquisition, including $2,000,000 at the closing, and $1,220,000 in deferred payments. The acquisition increased the number of employees by approximately 45. Revenue from the diagnostic testing business declined approximately six percent in 2007 and declined 61% in 2008 on a quarter-to-quarter basis as a result of fewer tests and declining sales of our diagnostic testing device.

          At the beginning of 2008, we implemented a force reduction to one-third of former levels in the diagnostic testing business so the business could become profitable and defray our corporate expenses. We also restructured our payout to the doctor from whom we acquired the business and his compensation. See Item 13. “Certain Relationships and Related Transactions and Director Independence – Premier Acquisition” in our Form 10-K for the fiscal year ended December 31, 2007. The force reduction, restructuring and new compensation arrangement resulted in a net loss of $42,632 in the diagnostic testing business during the first quarter of 2008.

          In conjunction with the acquisition of the diagnostic testing business in the first quarter of 2006, we acquired manufacturing and marketing rights to a new diagnostic testing device that has FDA pre-marketing approval. Sales of the testing device have not contributed as expected to our revenue and profitability, and declined to $184,188 in 2007 from $353,827 in 2006. The Company re-designed its testing protocol in response to changes in reimbursement procedures in an effort to regain sales. During the first quarter of 2008, sales were $522,028.

          Revenue from chiropractic franchising and licensing has declined approximately 30% from its peak, and in the first quarter of 2008 was 49% less than in 2007. In the fourth quarter of 2007 we began to offer licenses to complement franchising as a revenue source. We have entered into license agreements for 14 locations. We lost approximately half of our franchised locations at the conclusion or our arrangement with Team WLP and the loss of its endorsement. We have since gained six new franchised locations, and now have a total of fifty-five.

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

          To date our operations have not been self-sustaining. Our independent registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern because we incurred net losses during 2007 and had a working capital deficiency at year end. We continue to have net losses. Should we be unable to implement our plan of operation, our expansion plans may be curtailed, and we may not be able to continue in operation.

Financial condition at March 31, 2008 and 2007

          2008. Stockholders’ deficit was $930,829 and we had a working capital deficiency of $1,975,352. Principal sources of liquidity in 2008 included $828,948 in revenue from operations.

          2007. Stockholders’ equity was $971,042 and working capital of $244,621. Principal sources of liquidity in 2007 included the sale of $800,000 in convertible notes and $1,383,679 in revenue from operations.

Results of operations – Quarters Ended March 31, 2008 and 2007

          Loss from operations decreased to $273,593 in 2008 from $395,226 in 2007.

          Revenue decreased to $574,557 in 2008 from $1,436,274 in 2007. Revenue from the diagnostic testing business decreased $810,555 as a result of fewer tests and declining sales of our diagnostic testing system. Revenue from franchised operations decreased $51,162 as a result of franchise terminations, and decreased collections from franchisees.

          Selling, general and administrative expenses decreased to $848,150 in 2008 from $1,831,500 in 2007 mainly as a result of the restructuring in the diagnostic testing business. Other expenses decreased, including a decrease in management compensation from $179,957 in 2007 to $120,000 in 2008.

          We also incurred interest expense of $651,651 mainly from the issuance of convertible notes. This represents a decrease from $1,034,716 in 2007. Giving effect to interest expense, overall net loss decreased from $1,634,349 in 2007 to $981,063 in 2008.

Results of operations – Quarters Ended March 31, 2006 and 2007

Results of operation – Three Months Ended March 31, 2006 and 2007

          Loss from operations increased to $395,226 in 2007 from income of $37,621 in 2006.

          Revenue increased to $1,436,274 in 2007 from $1,317,967 in 2006. The diagnostic testing business produced $282,319 of the increase. Revenue from franchised operations decreased to $103,691 in 2007 from $267,703 in 2006 as a result of franchise terminations, decreased collections from franchisees, and the absence of sales of new franchises.

          Selling, general and administrative expenses increased to $1,831,500 in 2007 from $1,259,676 in 2006 as a result of an increase in the number of employees due to the acquisition of the diagnostic testing business and increased legal and accounting fees resulting from the acquisition. Management compensation decreased from $216,250 in 2006 to $179,957 in 2007. Stock compensation decreased from $402,180 in 2006 to $10,509 in 2007.

          We also incurred interest expense of $1,034,716 mainly from the issuance of additional convertible notes and the conversion of convertible notes. Giving effect to interest expense, overall net loss increased from $1,010,534 in 2006 to $1,634,349 in 2007.

ITEM 4T. CONTROLS AND PROCEDURES.

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
/s/ Cory H. Gelmon
May 14, 2007

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

          We were a respondent in a proceeding captioned Hand v. Chiropractic USA, Inc. pending in the United States District Court for the Northern District of Texas, that was ordered to arbitration. On April 25, 2008 we entered into a settlement agreement under which we will receive a cash payment. All claims will be released and dismissed after we receive the payment. The amount of the payment cannot be disclosed under confidentiality provisions of the settlement agreement.

Item 2. Unregistered Sales of Unregistered Securities and Use of Proceeds.

          During the first quarter of 2008, we issued an additional 68,841,200 shares to four investors upon the conversion of $18,243 in convertible notes pursuant to the 2006 and 2005 Securities Purchase Agreement described in Item 13. Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements – 2006-2007 Securities Purchase Agreement and 2006 Securities Purchase Agreement of our Form 10-K for the fiscal year ended December 31, 2007. Since the end of the first quarter through May 14, 2008, we issued and additional 49,169,800 shares to the four investors upon the conversion of $4,092 of these convertible notes. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rules 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion.

Item 6. Exhibits.

Exhibit
No.	Description

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANYAN CORPORATION

May 15, 2008	By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive
Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

May 15, 2008	By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive Officer and
Director

May 15, 2008	By:	/s/ Cory Gelmon
Cory Gelmon, President, Chief Financial Officer,
Secretary and Director (Principal
Accounting and Financial Officer)