Form 10-Q
period 2008-06-30
BANYAN CORP /OR/
filed 2008-08-19
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of August 15, 2008: 908,876,684.

TABLE OF CONTENTS
(Omits inapplicable items)

BANYAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(Expressed in US Dollars)

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$66,582	$52,861
Accounts receivable	1,201,522	1,795,264
Prepaid expenses	31,756	139,027

Total current assets	1,299,860	1,987,152

Note receivable	412,183	437,327
Property and equipment, net	46,748	56,600
Intangible Asset - customer list, net	152,822	163,870
Deferred finance fees, net	11,709	21,518
Goodwill	1,821,495	1,821,495
Other assets, net	14,840	14,963

	$3,759,657	$4,502,925

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$490,909	$445,161
Accrued interest	333,980	96,602
Other liabilities	227,013	217,237
Debt settlement	40,000	100,000
Current portion of convertible note (Note 4)	2,011,423	75,621
Current portion of obligations under capital lease	12,223	11,203
Notes payable
Related parties	725,888	1,006,150
Others	45,000	135,000

Total current liabilities	3,886,436	2,086,974

Convertible notes (Note 4)	1,446,631	2,396,437
Notes payable - other	90,000	-
Obligations under capital lease	28,642	35,023

	5,451,709	4,518,434

Stockholders' deficit (Notes 4, 5 and 8)
Preferred stock; no par value; 1,000,000,000 shares authorized	-	-
Common stock; no par value; 40,000,000,000 shares
authorized; 598,358,484 shares issued and outstanding	17,825,326	17,719,684
Aditional paid-in capital	8,631,774	8,591,774
Deferred compensation costs	(2,000)	(12,000)
Common stock to be issued	0	2,021
Accumulated deficit	(28,147,152)	(26,316,988)

Total stockholders' deficit	(1,692,052)	(15,509)

	$3,759,657	$4,502,925

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue from franchised clinics	$135,705	$156,122	$188,234	$259,813
Revenue from diagnostic business	560,659	1,201,590	1,082,687	2,534,173

	696,364	1,357,712	1,270,921	2,793,986

Selling, general and administrative
expenses	753,148	1,673,360	1,601,298	3,504,860

Loss from operations	(56,784)	(315,648)	(330,377)	(710,874)

Other

M anagement compensation	(120,000)	(593,712)	(240,000)	(773,669)
Finance charge	(9,111)	-	(35,329)	(10,509)
Amortization expense	(11,342)	(20,269)	(22,130)	(39,714)
Debt increase	-	(230,619)	-	(230,619)
Gain on settlement of litigation	-	-	99,265	-
Interest income	4,232	9,290	8,404	18,547
Interest expense:
Related parties	(4,348)	(6,934)	(6,598)	(10,687)
Other	(651,748)	(518,644)	(1,303,399)	(1,553,360)

Net loss	$(849,101)	$(1,676,536)	$(1,830,164)	$(3,310,885)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.06)	$(0.00)	$(0.16)

W eighted average number of
common shares- outstanding -
basic and diluted	471,088,220	27,480,567	368,702,024	20,876,781

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)
(Expressed in US Dollars)

					Common
					stock		Stock-
	Common stock		Additional	Deferred	to be	Accumulated	holders'
	Shares	Amount	paid-in capital	compensation	issued	deficit	deficit
Balances at January 1, 2008	218,140,084	$17,719,684	$8,591,774	$(12,000)	$2,021	$(26,316,988)	$(15,509)
Issuance of common stock for
services (Note 5)	146,000,000	73,900					73,900
Stock compensation plans				10,000			10,000
Conversion of convertible notes
(Notes 4 and 5)	227,483,200	29,721					29,721
Stock converted in 2007 issued
during the period	6,735,200	2,021			(2,021)		-
Beneficial conversion (Note 4)			39,801				39,801
Warrants issued with convertible notes (Note 4)			199		-		199
Net loss						(1,830,164)	(1,830,164)
Balances at June 30, 2008	598,358,484	$17,825,326	$8,631,774	$(2,000)	$-	$(28,147,152)	$(1,692,052)

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

	2008	2007

Net cash provided by (used in) operating activities	$331,909	$(1,315,130)
Cash flows from investing activities:
Proceeds on note receivable	-	34,407
Purchase of property and equipment	(1,108)	(19,584)
Net cash (used in) provided by investing activities	(1,108)	14,823
Cash flows from financing activities
Net proceeds from notes payable, related parties	(351,719)	(55,000)
Proceeds from convertible notes	40,000	1,300,000
Payments on long term debt and notes payable	(5,361)	(10,549)
Net cash (used in) provided by financing activities	(317,080)	1,234,451
Net increase (decrease) in cash and cash eqivalents	13,721	(65,856)
Cash and cash equivalents, beginning of year	52,861	130,272
Cash and cash equivalents, June 30	$66,582	$64,416

The accompanying notes are an integral part of these condensed consolidated financial statements

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

2.	Organization, principles of consolidation, going concern, results of operations and management’s plans (continued): Going concern, results of operations and management’s plans:

The Company has incurred operating losses for several years. These losses have caused the Company to operate with limited liquidity and have created an accumulated deficit and working capital deficiencies of $28,147,152 and $2,586,576, respectively, as at June 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these concerns include the conversion of outstanding debt to equity, additional equity financing, sales of franchises and licenses, increasing collections of receivables from franchisees, and developing the diagnostic imaging business, including a force reduction in the diagnostic testing business and restructuring the payout formula and compensation in connection with the acquisition, both implemented at the beginning of 2008.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the year. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For the six months ended June 30, 2008 and 2007, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

4.	Convertible notes:

Face value of notes	$6,195,969
Less: unamortized discount	(2,737,915)
Less: current portion	(2,011,423)

$1,446,631

The Company entered into a Securities Purchase Agreement during the period ended June 30, 2008. Under the agreement, the Company agreed to sell a total of $40,000 in callable secured convertible notes due June 18, 2011 with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder’s option. The conversion price will be equal to the lesser of $0.0057 and the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 43%. Attached to the notes, lenders received 1,000,000 warrants to purchase one share of the Company’s common stock per warrant. Warrants have a seven-year term from the date of issuance with an exercise price of $0.001 per share.

As a result of the advances of the amount $40,000 on account of the convertible notes, a beneficial conversion in the amount of $39,801 has been deducted from the face value of the notes and is amortized over the three-year term of the notes as interest expense. The warrants are valued at $199 based on the Black-Scholes option-pricing model with the following assumptions: Dividend yield (Nil); expected volatility of 244%; risk free interest of 3.25%; and expected term of 7 years.

During the period, $29,721 of the 2004 note was converted into 227,483,200 common shares.

5.	Stockholders’ deficit: Preferred stock:

The Company has 1,000,000,000 shares of no par value preferred stock authorized. As of June 30, 2008, none were issued and outstanding.

Common stock:

The Company has 40,000,000,000 shares of no par value common stock authorized. As of June 30, 2008, there were 598,358,484 shares issued and outstanding. The Company had 465,100 outstanding options, 2,409,213 outstanding warrants.

Stock transactions:

During the period ended June 30, 2008, the Company issued 227,483,200 shares as a result of conversion of convertible notes (see Note 4).

During the period ended June 30, 2008, the Company issued 146,000,000 shares for services, valued at $73,900, which was equal to the market price on the date of the agreement.

Stock Options:

During the period ended June 30, 2008, 19,900 options expired and 1,000 options were cancelled.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

6.	Related party transactions:

The Company retains the law partnership of its chief executive officer and its president and chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000.

As at June 30, 2008, included in accounts payable and accrued liabilities is $80,023, due to the Company’s chief executive officer, president and chief financial officer and Britannia for compensation expense and services rendered per Britannia. The payables do not bear interest and have no specific term of repayment.

7.	Segment results:

The Company operates in two business segments: franchising chiropractic clinics and diagnostic testing. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance based on operating earnings of the respective business units.

During the six months ended June 30, 2008 and 2007, the segment results are as follows:

	2008
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$188,234	$1,082,687	$-	$1,270,921

Segment operating income (loss)	59,666	(14,089)	(375,954)	(330,377)

	2007
	Chiropractic	Diagnostic		Consolidated
	franchising	testing	Corporate	total

Revenues	$259,813	$2,534,173	$-	$2,793,986

Segment operating income (loss)	11,476	147,761	(870,111)	(710,874)

8.	Subsequent event:

After June 30, 2008, the Company issued 245,518,200 shares upon the conversion of $12,276 relating to the 2004 note.

After June 30, 2008, the Company entered into consulting agreements in which 65,000,000 shares were issued, valued at $13,000, which were equal to the market price on the date of the agreement.

9.	Comparative figures

Certain of the prior period’s comparative figures have been reclassified to conform to the current period’s presentation.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation for 2008

     Our operating activities have not yet generated a positive cash flow. We do not expect that they will generate a positive cash flow by the end of 2008. Although decreases in revenues are being offset by decreases in expenses, we will require $250,000 or more of additional financing from external sources in 2008 in order to be able to continue in operation as a going concern. Our existing finance group has indicated that they will provide additional funding which should cover the shortfall.

     In the fourth quarter of 2004, we entered into a series of agreements that has to date provided $9,325,746 from the sale of convertible notes to an investment group. The proceeds were used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. Although we will receive another $40,000 under existing arrangements we expect this investment group to provide additional financing for the remainder of 2008.

      As of the date hereof, the investment group has converted $3,102,053 of the notes to stock. The aggregate outstanding principal amount of the remaining convertible notes is $6,223,693.

     We believe without assurance that the investment group will attempt to convert its convertible notes to stock. However, the rate of conversion has slowed as a result of the decrease in our stock price, to which the rate of conversion is tied. It does not appear likely that all the new convertible notes will be converted when they become due, and we will be required to pay substantially all of the then remaining indebtedness or to refinance it.

     Our plan of operation for the remainder of fiscal 2008 is to establish positive cash flow in the diagnostic testing business, to refinance or restructure our existing debt, and to obtain additional debt and equity financing to fund our working capital deficiency and liquidity shortage.

     To date our operations have not been self-sustaining. Our independent registered public accounting firm issued a report to the effect that certain conditions raise substantial doubt about our ability to continue as a going concern because we incurred continued net losses and had a working capital deficiency. Should we be unable to implement our plan of operation, our expansion plans may be curtailed, and we may not be able to continue in operation. Should we be unable to continue in operation, we will be forced to sell our businesses, seek a reverse merger and/or file for protection under the federal bankruptcy laws.

Financial condition at June 30, 2008 and December 31, 2007

     The consolidated balance sheets raise concerns about our solvency that were not present at year-end. Stockholders’ deficit increased sharply to $1,692,052 from $15,509. We had an even larger increase in working capital deficiency, $2,586,576 as of June 30 compared with $99,822 at year-end. While most of the increase in working capital deficiency results from the reclassification as current liabilities of $1,935,802 in convertible debt that is nearing its due date, and a $237,378 increase in accrued interest, a significant component of the increase was a $593,742 (33%) decline in accounts receivable. Principal sources of liquidity in 2008 included $331,909 in net cash provided by operating activities. The current shortage of liquidity severely hampers our ability to pay our debts as they become due and may have an undermining effect on our continued operations.

Results of operations – Six Months Ended June 30, 2008 and 2007

Loss from operations decreased 54% to $330,377 from $710,874.

Revenue decreased 55% to $1,270,921 from $2,793,986.

     Revenue from the diagnostic testing business, our largest segment, decreased by $1,451,486 (57%) compared to 2007. This was as a result of fewer tests and the fact that sales for our diagnostic testing system were negligible.

     At the beginning of 2008, we implemented a force reduction to one-third of former levels in the diagnostic testing business, in the process surrendering market share so the business could become profitable and defray our corporate expenses. We also restructured our payout to the doctor from whom we acquired the business and his compensation. See Item 13. “Certain Relationships and Related Transactions and Director Independence – Premier Acquisition” in our Form 10-K for the fiscal year ended December 31, 2007. In implementing these measures, this segment has now become profitable prior to the allocation of certain general corporate overhead. In conjunction with the acquisition of the diagnostic testing business in the first quarter of 2006, we acquired manufacturing and marketing rights to a new diagnostic testing device that has FDA pre-marketing approval. Sales of the testing device did not contribute as expected to our revenue and profitability and have been discontinued.

     Revenue from franchised operations decreased by $71,579 (27%) since last year. Franchise revenue is now less than half of its historical peak. This was caused by decreased collections from franchisees and licensees resulting from franchise and license terminations and the absence of any sales of franchises or licensees during the past four months. We lost approximately half of our franchised locations at the conclusion or our arrangement with Team WLP and the loss of its endorsement. We have since incurred additional losses, and now have a total of twenty-eight franchisees. We discontinued offering new franchises. We began licensing our Chiropractic USA™ brand and system to licensees. The majority of the licensees were signed in a sublicensing agreement with Chiropractic Coaching, Inc. They have since assigned those licensees to an unaffiliated third party consultant. However, we retained five licensees within the Chiropractic Coaching, Inc. arrangement.

     Selling, general and administrative expenses decreased by $1,903,562. This was caused by the force reduction in our diagnostic testing business and corresponding reductions in salaries, employee benefits, expense reimbursement, travel and entertainment, and all the costs associated with our former diagnostic testing system business.

     Net loss decreased to $1,830,164 from $3,310,885 as a result of the decreases in loss from operations and other expenses. The decrease in other expenses included a $553,669 decrease in management compensation due to the departure of our former chief operating officer, the absence of any stock based compensation or management bonuses, and a $254,050 decrease in interest expense.

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

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control –Integrated Framework as a basis for our assessment.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the second quarter of 2008, we issued an additional 158,642,000 shares to four investors upon the conversion of $11,479 in convertible notes pursuant to the Securities Purchase Agreements described in Item 13. Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements of our Form 10-K for the fiscal year ended December 31, 2007. We also sold to the four investors an additional $120,000 in convertible notes and 3,000,000 warrants to purchase common stock. We received the first $40,000 instalment on the convertible note sale during the quarter.

     Since the end of the second quarter through the date hereof, we issued an additional 245,518,200 shares to the four investors upon the conversion of $12,276 of these convertible notes and the second $40,000 installment on the convertible note sale.

     We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rules 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and warrants and the issuance of shares upon conversion.

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

BANYAN CORPORATION

August 19, 2008	By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

August 19, 2008	By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive Officer and
Director

August 19, 2008	By:	/s/ Cory Gelmon
Cory Gelmon, President, Chief Financial Officer,
Secretary and Director (Principal
Accounting and Financial Officer)