Form 10-Q/A
period 2008-06-30
BANYAN CORP /OR/
filed 2008-09-03
CIK 1086473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

TABLE OF CONTENTS
(Omits inapplicable items)

Banyan Corporation is filing this Amendment No. 1 to our Form 10-Q for the quarterly period ended June 30, 2008 to correct certain omissions and typographical errors in our Notes to Condensed Consolidated Financial Statements and to update Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety as amended. Except as revised to reflect the errors specifically described above, no other changes are made to the original Form 10-Q.

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

Revenue from diagnostic imaging services is calculated on the estimated percentage of expected collections from all outstanding gross billings based on the last five years of billing history. Gross billings are discounted principally due to the fact that levels of reimbursement by the insurance companies or other payers may vary. This estimate is reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

$1,446,631

The Company entered into a Securities Purchase Agreement during the period ended June 30, 2008. Under the agreement, the Company agreed to sell, in three monthly installments, a total of $120,000 in callable secured convertible notes due in three years with 8% annual interest payable quarterly. The notes are convertible into shares of the Company’s common stock at the holder s' option. The conversion price will be equal to the lesser of $0.0057 or the average of the lowest three intra-day trading prices during the twenty trading days prior to the conversion date discounted by 43%. The lenders received warrants to purchase 3,000,000 shares of the Company's common stock . The warrants have a seven-year term from the date of issuance with an exercise price of $0.001 per share. On June 18, 2008, the Company issued $40,000 in notes for $40,000.

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

The Company has authorized 1,000,000,000 shares of no par value preferred stock , of which -0- shares have been issued.

Common stock:

The Company has 40,000,000,000 shares of no par value common stock authorized. As of June 30, 2008, there were 598,358,484 shares issued and outstanding. The Company had 465,100 outstanding options, and 2,409,213 outstanding warrants.

Stock transactions:

During the period ended June 30, 2008, the Company issued 227,483,200 shares of common stock as a result of conversion of convertible notes (see Note 4).

During the period ended June 30, 2008, the Company issued 106,000,000 shares for services, valued at $63,900 the market price on the date of the agreement.

Stock Award Plan:

On April 30, 2008, the Company adopted the 2008 Stock Award Plan to provide awards of up to 80,000,000 shares of common stock to employees and consultants. During the period ended June 30, 2008, the Company awarded 40,000,000 shares for accounting services valued at $10,000, the market price on the date of the award. Forty million shares remain available for future awards under this plan.

Stock Options:

During the period ended June 30, 2008, 19,900 options expired and 1,000 options were cancelled.

BANYAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(Expressed in US Dollars)

6.	Related party transactions:

The Company retains the law partnership of its chief executive officer and its chief financial officer, Britannia Law Firm, to serve as its general counsel and special Canadian counsel. The Company pays Britannia a monthly retainer of $15,000.

As at June 30, 2008, included in accounts payable and accrued liabilities is $91,872 , due to the Company’s chief executive officer, its chief financial officer and Britannia for compensation expense and services rendered per Britannia. The balance does not bear interest and has no specific term of repayment.

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

On July 22, 2008, the Company adopted the 2008-2 Stock Award Plan to provide for awards of up to 175,000,000 shares of common stock to employees and consultants. The Company awarded a total of 65,000,000 shares for legal services and to an area developer valued at $13,000, the market price on the date of the award. Forty million shares remain available for future awards under this plan.

On July 30, 2008 and August 29, 2008, the Company issued the second and the third $40,000 notes (see note 4) for $40,000 each. On July 30, 2008 the Company also issued $285,888 in three year notes with 2% annual interest payable quarterly. These notes are convertible into shares of common stock at the holders' option. The conversion price is the average of the lowest three intra-day trading prices during the twenty days prior to the conversion date discounted by 43%.

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

      In the fourth quarter of 2004, we entered into a series of agreements that has to date provided $9,365,746 from the sale of convertible notes to an investment group. The proceeds were used to acquire our diagnostic testing business and as working capital for operating expenses and accounts payable. We expect this investment group to provide additional financing for the remainder of 2008.

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

     Since the end of the second quarter through the date hereof, we issued an additional 245,518,200 shares to the four investors upon the conversion of $12,276 of these convertible notes and received the second and third $40,000 installments on the convertible note sale.

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

BANYAN CORPORATION

September 3, 2008	By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

September 3, 2008	By:	/s/ Michael Gelmon
Michael Gelmon, Chief Executive Officer and
Director

September 3, 2008	By:	/s/ Cory Gelmon
Cory Gelmon, President, Chief Financial Officer,
Secretary and Director (Principal
Accounting and Financial Officer)